Form 10-Q
period 2019-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2020-02-06
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of February 1, 2020: 97,819,062

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2019

C O N T E N T S

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2019

(in thousands except per share amounts)

	December 31, 2019	September 30, 2019
	(Unaudited)
ASSETS
Real Estate Investments:
Land	$244,138	$239,299
Buildings and Improvements	1,702,924	1,627,219
Total Real Estate Investments	1,947,062	1,866,518
Accumulated Depreciation	(260,963)	(249,584)
Real Estate Investments	1,686,099	1,616,934

Cash and Cash Equivalents	16,383	20,179
Securities Available for Sale at Fair Value	181,841	185,250
Tenant and Other Receivables	7,475	1,335
Deferred Rent Receivable	11,788	11,199
Prepaid Expenses	11,965	6,714
Intangible Assets, net of Accumulated Amortization of $16,194 and $15,686, respectively	16,611	14,970
Capitalized Lease Costs, net of Accumulated Amortization of $3,649 and $3,378, respectively	5,854	5,670
Financing Costs, net of Accumulated Amortization of $65 and $1,352, respectively	1,665	144
Other Assets	7,446	9,553

TOTAL ASSETS	$1,947,127	$1,871,948

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2019 AND SEPTEMBER 30, 2019

(in thousands except per share amounts)

	December 31, 2019	September 30, 2019
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$784,048	$744,928
Loans Payable	80,000	95,000
Accounts Payable and Accrued Expenses	4,022	3,570
Other Liabilities	21,548	17,407
Total Liabilities	889,618	860,905

COMMITMENTS AND CONTINGENCIES	-	-

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 21,900 and 16,400 Shares Authorized as of December 31, 2019 and September 30, 2019, respectively; 15,666 and 13,907 Shares Issued and Outstanding as of December 31, 2019 and September 30, 2019, respectively	391,643	347,678
Common Stock, $0.01 Par Value Per Share: 200,000 and 188,040 Shares Authorized as of December 31, 2019 and September 30, 2019, respectively; 97,569 and 96,399 Shares Issued and Outstanding as of December 31, 2019 and September 30, 2019, respectively	976	964
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of December 31, 2019 and September 30, 2019; No Shares Issued or Outstanding as of December 31, 2019 and September 30, 2019	0	0
Additional Paid-In Capital	664,890	662,401
Undistributed Income	0	0
Total Shareholders’ Equity	1,057,509	1,011,043

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,947,127	$1,871,948

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(in thousands)

	Three Months Ended 12/31/2019	Three Months Ended 12/31/2018
INCOME:
Rental Revenue	$34,870	$32,617
Reimbursement Revenue	6,830	5,605
TOTAL INCOME	41,700	38,222

EXPENSES:
Real Estate Taxes	5,036	4,039
Operating Expenses	2,197	1,864
General & Administrative Expenses	2,264	1,817
Non-recurring Severance Expense	786	0
Depreciation	11,433	10,478
Amortization of Capitalized Lease Costs and Intangible Assets	753	702
TOTAL EXPENSES	22,469	18,900

OTHER INCOME (EXPENSE):
Dividend Income	3,238	4,368
Unrealized Holding Gains (Losses) Arising During the Periods	(3,635)	(42,627)
Interest Expense, including Amortization of Financing Costs	(9,209)	(9,006)
TOTAL OTHER INCOME (EXPENSE)	(9,606)	(47,265)

NET INCOME (LOSS)	9,625	(27,943)

Less: Preferred Dividends	6,097	4,421

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,528	$(32,364)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018 – CONTINUED

	Three Months Ended 12/31/2019	Three Months Ended 12/31/2018

BASIC INCOME (LOSS) – PER SHARE
Net Income (Loss)	$0.10	$(0.31)
Less: Preferred Dividends	(0.06)	(0.05)
Net Income (Loss) Attributable to Common Shareholders – Basic	$0.04	$(0.36)

DILUTED INCOME (LOSS) – PER SHARE
Net Income (Loss)	$0.10	$(0.31)
Less: Preferred Dividends	(0.06)	(0.05)
Net Income (Loss) Attributable to Common Shareholders – Diluted	$0.04	$(0.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)
Basic	96,881	90,505
Diluted	97,006	90,660

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2019	$964	$347,678	$662,401	$0	0	$1,011,043
Shares Issued in Connection with the DRIP (1)	11	0	15,498	0	0	15,509
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	43,965	(812)	0	0	43,153
Stock Compensation Expense	0	0	156	0	0	156
Distributions To Common Shareholders ($0.17 per share)	0	0	(12,958)	(3,528)	0	(16,486)
Stock Option Exercise	1	0	605	0	0	606
Net Income (Loss)	0	0	0	9,625	0	9,625
Preferred Dividends ($0.3828125 per share)	0	0	0	(6,097)	0	(6,097)
Balance December 31, 2019	$976	$391,643	$664,890	$0	0	$1,057,509

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2018	$815	$287,200	$534,635	$0	$(24,744)	$797,906
Impact of Adoption of Accounting Standards Update 2016-01	0	0	0	$(24,744)	24,744	0
Shares Issued in Connection with the DRIP (1)	16	0	22,095	0	0	22,111
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	92	0	132,246	0	0	132,338
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	1,111	(105)	0	0	1,006
Stock Compensation Expense	0	0	129	0	0	129
Distributions To Common Shareholders ($0.17 per share)	0	0	(72,678)	57,108	0	(15,570)
Net Income (Loss)	0	0	0	(27,943)	0	(27,943)
Preferred Dividends ($0.3828125 per share)	0	0	0	(4,421)	0	(4,421)
Balance December 31, 2018	$923	$288,311	$616,322	$0	$0	$905,556

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMER 31, 2019 AND 2018

(in thousands)

	Three Months Ended 12/31/2019	Three Months Ended 12/31/2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$9,625	$(27,943)
Noncash Items Included in Net Income (Loss):
Depreciation & Amortization	12,621	11,497
Deferred Straight Line Rent	(600)	(336)
Stock Compensation Expense	156	129
Unrealized Holding (Gains) Losses Arising During the Periods	3,635	42,627
Changes In:
Tenant & Other Receivables	(6,114)	(5,398)
Prepaid Expenses	(5,250)	(5,174)
Other Assets & Capitalized Lease Costs	453	1,224
Accounts Payable, Accrued Expenses & Other Liabilities	4,572	5,286
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,098	21,912

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(81,513)	(113,406)
Capital Improvements	(1,328)	(5,657)
Return of Deposits on Real Estate	1,200	200
Deposits Paid on Acquisitions of Real Estate	(100)	(700)
Purchase of Securities Available for Sale	(226)	(33,516)
NET CASH USED IN INVESTING ACTIVITIES	(81,967)	(153,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Repayments on Loans Payable	(15,000)	(60,794)
Proceeds from Fixed Rate Mortgage Notes Payable	52,500	72,500
Principal Payments on Fixed Rate Mortgage Notes Payable	(13,356)	(12,121)
Financing Costs Paid on Debt	(1,980)	(444)
Proceeds from the Exercise of Stock Options	606	0
Proceeds from Underwritten Public Offering of Common Stock, net of offering costs	0	132,338
Proceeds from At-The-Market 6.125% Series C Preferred Stock, net of offering costs	43,153	1,006
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	11,305	17,595
Preferred Dividends Paid	(5,873)	(4,415)
Common Dividends Paid, net of Reinvestments	(12,282)	(11,054)
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,073	134,611

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,796)	3,444
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,179	9,325
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,383	$12,769

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2019

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of December 31, 2019, we owned 115 properties with total square footage of 22.9 million, as compared to 114 properties with total square footage of 22.3 million as of September 30, 2019. Our occupancy rate at the end of the quarter was 99.2% as compared to 98.9% as of September 30, 2019. Subsequent to the current quarter end, our occupancy rate increased to 99.6%. These properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. As of the quarter ended December 31, 2019, our weighted average lease maturity was 7.6 years and our annualized average base rent per occupied square foot was $6.27. As of December 31, 2019, the weighted average building age, based on the square footage of our buildings, was 9.2 years. We also held $181.8 million in marketable REIT securities as of December 31, 2019, representing 8.2% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. It is our goal to gradually reduce the size of our marketable REIT securities portfolio to no more than approximately 5% of our undepreciated assets. Total assets excluding accumulated depreciation were $2.2 billion as of December 31, 2019.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income (Loss) and amounted to $156,000 and $129,000 for the three months ended December 31, 2019 and 2018, respectively.

During the three months ended December 31, 2019, no stock options were granted. During the three months ended December 31, 2018, the following stock options, which vest one year after grant date, were granted under our Stock Option Plan:

Date of Grant	Number of Employees	Number of Shares (in thousands)	Option Price	Expiration Date
12/10/18	12	385	$13.64	12/10/26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year indicated:

Fiscal 2019
Dividend yield	4.99%
Expected volatility	17.02%
Risk-free interest rate	2.92%
Expected lives (years)	8
Estimated forfeitures	0

The weighted-average fair value of options granted during the three months ended December 31, 2018 was $1.19 per share subject to the option.

During the three months ended December 31, 2019, no shares of restricted stock were granted. During the three months ended December 31, 2018, 25,000 shares of restricted stock were granted. During the three months ended December 31, 2019, one participant exercised options to purchase 65,000 shares of common stock at a price of $9.33 per share for total proceeds of $606,000. During the three months ended December 31, 2018, no options were exercised. As of December 31, 2019, a total of 1.2 million shares were available for grant as stock options, as restricted stock, or other equity-based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of December 31, 2019, there were outstanding options to purchase 1.0 million shares with an aggregate intrinsic value of $1.6 million.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessee and lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net-leases and since we previously did not capitalize indirect costs for leases, we continue to account for our leases and related leasing costs in substantially the same manner as we previously did prior to the adoption of the ASU 2016-02 on October 1, 2019. In addition, the guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. Therefore, the most significant impact for us is the recognition of our corporate office lease, while accounting where we are the lessor remains substantially the same. Upon adoption, we calculated the asset and lease liability equal to the present value of the minimum lease payments due under our corporate office lease and determined that the asset and lease liability was immaterial to our Consolidated Financial Statements. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. In December 2018, the FASB issued ASU 2018-20 “Narrow-Scope Improvements for Lessors.” Similar to ASU 2018-10, 2018-20 affects narrow aspects of the guidance issued earlier in ASU 2016-02 as well by providing additional clarification related to the guidance issued earlier. The most significant changes related to lessor accounting under ASU 2018-20 is the clarification of how to treat payments made by a lessee directly to a third party, such as real estate taxes paid by the lessee directly to the taxing authority, whereby items paid directly by the lessee to a third party should not be reflected in the lessors income statement and, thus, should not be bifurcated and included in revenue and operating expenses. A majority of our reimbursable expenses are paid by us and are billed back to our lessees. Therefore, these reimbursable expenses will continue to be presented separately by bifurcating these revenue and expense items in our Consolidated Statements of Income. We adopted these standards effective October 1, 2019 and the adoption of these standards did not have a significant impact on our consolidated financial statements and related disclosures. The only effect the adoption of these standards had on our consolidated financial statements and related disclosures effective October 1, 2019 are instances where certain types of payments are made by a lessee directly to a third party whereas these payments are no longer presented on a gross basis in our Consolidated Statements of Income, which have an immaterial effect on our reported revenue and a net zero effect on our Net Income Attributable to Common Shareholders. In addition, in order to conform to the current period’s presentation, Real Estate Taxes and Reimbursement Revenue for the three months ended December 31, 2018 were reduced by $925,000 for the amount of Real Estate Taxes made by a lessee directly to a third party during the quarter ended December 31, 2018.

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

Derivative Financial Instruments

As further discussed in “Note 5 – Debt”, on November 15, 2019, we entered into a $75.0 million unsecured term loan. The term loan bears interest using the London Interbank Offered Rate (LIBOR) variable rate plus an applicable spread. To reduce floating interest rate exposure under the term loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the term loan resulting in an all-in rate of 2.92%. This interest rate swap agreement is considered a derivative financial instrument used to manage our exposure to fluctuations in interest rates on our term loan. Derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. We have not entered into, and we do not plan to enter into, derivative financial instruments for trading or speculative purposes. As of December 31, 2019, we believe we do not have any significant risk associated with non-performance of the financial institutions that are the counterparty to our derivative contract. Our interest rate swap agreement is deemed effective and is classified as a cash flow hedge. Therefore, charges or credits relating to the changes in fair values of our effective interest rate swap are made to Other Comprehensive Income. As of December 31, 2019, we have determined that the effect on our Consolidated Balance Sheet and Other Comprehensive Income relating to the fair value of our interest rate swap was immaterial to our Consolidated Financial Statements.

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

In addition, common stock equivalents of 125,000 and 154,000 shares are included in the diluted weighted average shares outstanding for the three months ended December 31, 2019 and 2018, respectively. For the diluted weighted average shares outstanding for the three months ended December 31, 2019 and 2018, 130,000 options to purchase shares of common stock were antidilutive for each period respectively.

NOTE 3 – REAL ESTATE INVESTMENTS

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

Amazon.com, Inc. is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

We evaluated the property acquisition which took place during the three months ended December 31, 2019, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the property purchased during fiscal 2020 as an asset acquisition and allocated the total cash consideration, including transaction costs of approximately $13,000, to the individual asset acquired on a relative fair value basis. There were no liabilities assumed in this acquisition.

The financial information set forth below summarizes our purchase price allocation for this property acquired during the three months ended December 31, 2019 that is accounted for as an asset acquisition (in thousands):

Land	$4,839
Building	74,525
In-Place Leases	2,149

The following table summarizes the operating results included in our consolidated statements of income (loss) for the three months ended December 31, 2019 for the property acquired on October 10, 2019 (in thousands):

Three Months Ended 12/31/2019

Rental Revenues	$1,127
Net Income Attributable to Common Shareholders	284

Proforma information

The following unaudited pro-forma condensed financial information has been prepared utilizing our historical financial statements and the effect of additional revenue and expenses generated from properties acquired and expanded during fiscal 2020 to date, and during fiscal 2019, assuming that the acquisitions and completed expansions had occurred as of October 1, 2018, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions and expansions. Furthermore, the net proceeds raised from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro forma Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2018. Additionally, the net proceeds raised from the issuance of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), through our At-The-Market Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro forma preferred dividend has been adjusted to account for its effect on pro-forma Net Income (Loss) Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2018.

The unaudited pro forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended (in thousands, except per share amounts)
	12/31/2019		12/31/2018
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$34,870	$34,979	$32,617	$34,978

Net Income (Loss) Attributable to Common Shareholders	$3,528	$3,558	$(32,364)	$(32,995)

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$0.04	$0.04	$(0.36)	$(0.34)

Tenant Concentration

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 60 separate stand-alone leases covering 10.4 million square feet as of December 31, 2019 and 61 separate stand-alone leases covering 10.5 million square feet as of December 31, 2018. As of December 31, 2019, the 60 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 25 different states and have a weighted average lease maturity of 8.4 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 45% (5% to FDX and 40% to FDX subsidiaries) as of December 31, 2019 and 49% (5% to FDX and 44% to FDX subsidiaries) as of December 31, 2018. As of December 31, 2019, the only tenants that leased 5% or more of our total square footage were FDX and its subsidiaries and Amazon.com Services, Inc., which consists of four separate stand-alone leases for properties located in four different states, containing 1.4 million total square feet, comprising approximately 6% of our total rental square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 56% 5% to FDX and 51% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020, and was 60% 5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019. The only tenants estimated to comprise 5% or more of our total Rental Reimbursement Revenue during the three months ended December 31, 2019 were FDX and its subsidiaries and Amazon.com Services, Inc., which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue. For the three months ended December 31, 2018, no tenant, other than FDX and its subsidiaries, accounted for 5% or more of our total Rental and Reimbursement Revenue.

FDX and Amazon.com, Inc. are publicly-owned companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon.com, Inc. are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A3”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, Amazon.com, Inc., S&P Global Ratings or Moody’s on such websites.

In addition to real estate property holdings, we held $181.8 million in marketable REIT securities at December 31, 2019, representing 8.2% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification.

One of our tenants, Kellogg Sales Company, that leases our 55,000 square foot facility located in Newington, CT through February 29, 2020 informed us that they would not be renewing their lease. We have entered into a contract to sell this property for $4.0 million. The sale is expected to close in conjunction with the lease expiration, at which time we expect to realize a gain of $1.8 million, representing a 52% gain over the depreciated U.S. GAAP basis and realized a net gain of $298,000, representing a 9% net gain over our historic undepreciated cost basis. Since the future sale of this property will not represent a strategic shift that will have a major effect on our operations and financial results, the operations generated from this property are not included in Discontinued Operations.

The following table summarizes (in thousands) the operations that are included in the accompanying Consolidated Statements of Income for the three months ended December 31, 2019 and 2018 for this property that is expected to be sold during our second quarter of fiscal 2020.

	Three Months Ended 12/31/2019	Three Months Ended 12/31/2018
Rental and Reimbursement Revenue	$112	$107
Real Estate Taxes	(23)	(22)
Operating Expenses	(13)	(8)
Depreciation & Amortization	(25)	(25)
Net Income	$51	$52

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $181.8 million as of December 31, 2019, representing 8.2% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. It is our goal to gradually reduce the size of our marketable REIT securities portfolio to no more than approximately 5% of our undepreciated assets. Total assets excluding accumulated depreciation were $2.2 billion as of December 31, 2019. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which took effect during the prior fiscal year. This new rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income (Loss). The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Going forward, to achieve our threshold investment goal, we will continually evaluate opportunities to optimize our REIT securities portfolio.

We recognized dividend income on our investments in securities of $3.2 million for the three months ended December 31, 2019. During the three months ended December 31, 2019, we did not sell or redeem any securities. There have been no open market purchases of securities during the three months ended December 31, 2019. The only securities purchased during the three months ended December 31, 2019 were 15,000 shares for a total cost of $226,000, of UMH Properties, Inc. (UMH), a related REIT, through its Dividend Reinvestment and Stock Purchase Plan. We owned a total of 1.3 million UMH common shares as of December 31, 2019 at a total cost of $13.2 million and a fair value of $20.0 million representing 3.1% of the outstanding common shares of UMH. In addition, as of December 31, 2019, we owned 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2.5 million with a fair value of $2.6 million. The unrealized gain on our investment in UMH’s common and preferred stock as of December 31, 2019 was $6.9 million.

As of December 31, 2019, we had total net unrealized holding losses on our securities portfolio of $53.1 million. As a result of the adoption of ASU 2016-01, $3.6 million of the net unrealized holding losses have been reflected as Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income (Loss) for the three months ended December 31, 2019.

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

NOTE 5 – DEBT

For the three months ended December 31, 2019 and 2018, amortization of financing costs included in interest expense were $435,000 and $317,000, respectively.

As of December 31, 2019, we owned 115 properties, of which 60 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $792.1 million. The following is a summary of our Fixed Rate Mortgage Notes Payable as of December 31, 2019 and September 30, 2019 (in thousands):

	12/31/2019		9/30/2019
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$792,059	4.05%	$752,916	4.03%

Debt Issuance Costs	$11,982		$11,733
Accumulated Amortization of Debt Issuance Costs	(3,971)		(3,745)
Unamortized Debt Issuance Costs	$8,011		$7,988

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$784,048		$744,928

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of December 31, 2019, interest payable on these mortgages were at fixed rates ranging from 3.45% to 6.875%, with a weighted average interest rate of 4.05%. This compares to a weighted average interest rate of 4.03% as of September 30, 2019 and 4.08% as of December 31, 2018. As of December 31, 2019, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.5 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.3 years as of September 30, 2019 and 11.8 years as of December 31, 2018.

In connection with the one property acquired during the three months ended December 31, 2019, which is located in Indianapolis, IN (as described in Note 3), we obtained an 18 year fully-amortizing mortgage loan of $52.5 million at a fixed interest rate of 4.27%.

On November 15, 2019, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio and will at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 3.25%. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan, at our election, will either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

As of December 31, 2019, Loans Payable represented the amount drawn down on our $225.0 million Revolver in the amount of $5.0 million and $75.0 million outstanding under our Term Loan. Subsequent to the quarter end, we paid down the remaining amount outstanding under the Revolver, resulting in the full $225.0 million being currently available under the Revolver.

From time to time we may use a margin loan for temporary funding of acquisitions and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 2.25% as of December 31, 2019 and 3.0% as of December 31, 2018. At December 31, 2019, there were no amounts drawn down under the margin loan and as of December 31, 2018 $15.8 million was drawn down under the margin loan.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of December 31, 2019 consisted of 200.0 million shares of common stock, of which 97.6 million shares were issued and outstanding, 21.9 million authorized shares of 6.125% Series C Preferred Stock, of which 15.7 million shares were issued and outstanding, and 200.0 million authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

We raised $15.5 million (including dividend reinvestments of $4.2 million) from the issuance of 1.1 million shares of common stock under our DRIP during the three months ended December 31, 2019. During the three months ended December 31, 2019, we paid $16.5 million in total cash dividends, or $0.17 per share, to common shareholders, of which $4.2 million was reinvested in the DRIP, representing a 26% participation rate.

On January 16, 2020, our Board of Directors declared a dividend of $0.17 per share to be paid March 16, 2020 to common shareholders of record as of the close of business on February 18, 2020.

On January 16, 2020, our Board of Directors reaffirmed its Common Stock Repurchase Program (the “Program”) that authorizes the Company to purchase up to $50.0 million of shares of our common stock. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. To date, we have not repurchased any common stock pursuant to the Program and we may elect not to repurchase any common stock in the future. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice.

6.125% Series C Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2019, we paid $5.9 million in Preferred Dividends, or $0.3828125 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2019 through November 30, 2019. As of December 31, 2019, we have accrued Preferred Dividends of $2.0 million covering the period December 1, 2019 to December 31, 2019. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On January 16, 2020, our Board of Directors declared a dividend of $0.3828125 per share to be paid March 16, 2020 to the 6.125% Series C Preferred shareholders of record as of the close of business on February 18, 2020.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million, with $28.5 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on June 29, 2017. On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through December 31, 2019, we sold 7.3 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.86 per share, and generated net proceeds, after offering expenses, of $177.2 million, of which 1.8 million shares were sold during the three months ended December 31, 2019 at a weighted average price of $25.00 per share, generating net proceeds after offering expenses of $43.2 million. As of December 31, 2019, there is $116.9 million remaining that may be sold under the Preferred Stock ATM Program.

As of December 31, 2019, 15.7 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to the December 31, 2019 quarter end, we sold 1.1 million shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $25.04 per share, and realized net proceeds, after offering expenses, of $27.7 million.

NOTE 7 - FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities.

The fair value of these financial assets was determined using the following inputs at December 31, 2019 and September 30, 2019 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019:
Equity Securities – Preferred Stock	$11,482	$11,482	$0	$0
Equity Securities – Common Stock	170,357	170,357	0	0
Mortgage Backed Securities	2	2	0	0
Total Securities Available for Sale at Fair Value	$181,841	$181,841	$0	$0

As of September 30, 2019:
Equity Securities – Preferred Stock	$13,167	$13,167	$0	$0
Equity Securities – Common Stock	172,081	172,081	0	0
Mortgage Backed Securities	2	2	0	0
Total Securities Available for Sale at Fair Value	$185,250	$185,250	$0	$0

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At December 31, 2019, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $810.2 million and the carrying value amounted to $792.1 million.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2019 and 2018 was $8.7 million and $8.9 million, respectively.

During the three months ended December 31, 2019 and 2018, we had dividend reinvestments of $4.2 million and $4.5 million, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

We have entered into agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in North Carolina, Ohio (2), Pennsylvania and Utah, totaling 1.2 million square feet, with net-leased terms ranging from 10 to 15 years, and with a weighted average lease term of 13.4 years. The aggregate purchase price for these properties is $178.5 million. Three of these five properties, consisting of approximately 844,000 square feet, or 68%, are leased for 15 years to FDX and its subsidiaries. All five properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these five transactions during fiscal 2020 and 2021. In connection with one of these properties, we have entered into a commitment to obtain a 10 year fully-amortizing mortgage loan for $9.4 million with a fixed interest rate of 3.47%.

One of our tenants, Kellogg Sales Company, that leases our 55,000 square foot facility located in Newington, CT through February 29, 2020 informed us that they would not be renewing their lease. We have entered into a contract to sell this property for $4.0 million. The sale is expected to close in conjunction with the lease expiration, at which time we expect to realize a gain of $1.8 million, representing a 52% gain over the depreciated U.S. GAAP basis and a realize a net gain of $298,000, representing a 9% net gain over our historic undepreciated cost basis.

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

Effective January 7, 2020, we entered into a new two-year lease agreement with Sonwil Distribution Center, Inc. through January 31, 2022 for our 105,000 square foot facility located in Cheektowaga (Buffalo), NY which increased our current occupancy rate to 99.6%. This facility was previously leased to FedEx Ground Package System, Inc. through August 31, 2019. Annual rent is $630,000, representing $6.00 per square foot over the life of the lease.

On January 16, 2020, our Board of Directors declared a common dividend of $0.17 per share to be paid March 16, 2020 to common shareholders of record as of the close of business on February 18, 2020.

On January 16, 2020, our Board of Directors declared a preferred dividend of $0.3828125 per share to be paid March 17, 2020 to the 6.125% Series C Preferred shareholders of record as of the close of business on February 18, 2020.

Subsequent to the December 31, 2019 quarter end, we sold 1.1 million shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $25.04 per share, and realized net proceeds, after offering expenses, of $27.7 million.

As of December 31, 2019, we had $5.0 million drawn down on our $225.0 million Revolver. Subsequent to the quarter end, we paid down the remaining amount outstanding, resulting in the full $225.0 million being currently available under the Revolver.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

We operate as a real estate investment trust (REIT). We seek to invest in well-located, modern single-tenant industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. We were founded in 1968 and are one of the oldest public equity REITs in the world. During the three months ended December 31, 2019, we purchased one new built-to-suit, net-leased, industrial property, located in the Indianapolis, IN Metropolitan Statistical Area (MSA) with approximately 616,000 square feet, for $81.5 million. In connection with property acquired during the three months ended December 31, 2019, we obtained an 18 year fully-amortizing mortgage loan which was originally $52.5 million with an interest rate of 4.27%. As of December 31, 2019, we owned 115 properties with total square footage of 22.9 million. These properties are located in 30 states. As of the quarter ended December 31, 2019, our weighted average lease maturity was 7.6 years, our occupancy rate was 99.2%, and our annualized average base rent per occupied square foot was $6.27. Subsequent to the current quarter end, our occupancy rate increased to 99.6%. As of December 31, 2019, the weighted average building age, based on the square footage of our buildings, was 9.2 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $181.8 million, were $1.9 billion as of December 31, 2019.

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which we believe is a useful indicator of our operating performance. NOI is a non-GAAP financial measure that we define as Net Income Attributable to Common Shareholders plus Preferred Dividends, General and Administrative Expenses, Non-recurring Severance Expense, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, Unrealized Holding (Gains) Losses Arising During the Periods, less Dividend Income. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities, and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of our Net Income (Loss) Attributable to Common Shareholders to our NOI for the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended
	12/31/2019	12/31/2018
Net Income (Loss) Attributable to Common Shareholders	$3,528	$(32,364)
Plus: Preferred Dividends	6,097	4,421
Plus: General & Administrative Expenses	2,264	1,817
Plus: Non-recurring Severance Expense	786	-0-
Plus: Depreciation	11,433	10,478
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	753	702
Plus: Interest Expense, including Amortization of Financing Costs	9,209	9,006
Plus: Unrealized Holding Losses Arising During the Periods	3,635	42,627
Less: Dividend Income	(3,238)	(4,368)
Net Operating Income- NOI	$34,467	$32,319

The components of our NOI for the three months ended December 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	12/31/2019	12/31/2018
Rental Revenue	$34,870	$32,617
Reimbursement Revenue	6,830	5,605
Total Rental and Reimbursement Revenue	41,700	38,222
Real Estate Taxes	(5,036)	(4,039)
Operating Expenses	(2,197)	(1,864)
Net Operating Income- NOI	$34,467	32,319

NOI from property operations increased $2.1 million or 7%, for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. This increase was primarily due to the acquisition of a 616,000 square foot industrial facility purchased during the first quarter of fiscal 2020 located in the Indianapolis, IN MSA and a 350,000 square foot industrial facility purchased during the last quarter of fiscal 2019 located in Lafayette, IN. In addition, we purchased two industrial facilities during the first quarter of fiscal 2019, which are now generating the full rental run rate. One of these acquisitions was a 347,145 square foot industrial facility located in Trenton, NJ and one was a 127,000 square foot industrial facility located in Savannah, GA. Furthermore, we completed a 155,000 square foot building expansion at our property located in the Cincinnati, OH MSA during the second quarter of fiscal 2019, which increased the rent upon completion of the expansion.

Acquisitions

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

Amazon.com Services, Inc.’s ultimate parent, Amazon.com, Inc. is a publicly-owned company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

Commitments

We have entered into agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in North Carolina, Ohio (2), Pennsylvania and Utah, totaling 1.2 million square feet, with net-leased terms ranging from 10 to 15 years, and with a weighted average lease term of 13.4 years. The aggregate purchase price for these properties is $178.5 million. Three of these five properties, consisting of approximately 844,000 square feet, or 68%, are leased for 15 years to FDX and its subsidiaries. All five properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these five transactions during fiscal 2020 and 2021. In connection with one of these properties, we have entered into a commitment to obtain a 10 year fully-amortizing mortgage loan for $9.4 million with a fixed interest rate of 3.47%.

One of our tenants, Kellogg Sales Company, that leases our 55,000 square foot facility located in Newington, CT through February 29, 2020 informed us that they would not be renewing their lease. We have entered into a contract to sell this property for $4.0 million. The sale is expected to close in conjunction with the lease expiration, at which time we expect to realize a gain of $1.8 million, representing a 52% gain over the depreciated U.S. GAAP basis and realize a net gain of $298,000, representing a 9% net gain over our historic undepreciated cost basis.

See PART I, Item 1 – Business in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for a more complete discussion of the economic and industry-wide factors relevant to us and the opportunities, challenges, and risks on which we are focused.

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

On a regular basis, we evaluate our assumptions, judgments and estimates. We believe that there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for fiscal year ended September 30, 2019.

Changes in Results of Operations

As of December 31, 2019, we owned 115 properties with total square footage of 22.9 million, as compared to 113 properties with total square footage of 21.6 million, as of December 31, 2018, representing an increase in square footage of 5.6%. At quarter end, the Company’s weighted average lease expiration term was approximately 7.6 years, as compared to 8.0 years at the end of the prior year period. Our occupancy rate was 99.2% as of December 31, 2019, as compared to 98.9% as of December 31, 2018, representing an increase of 30 basis points. Our weighted average building age was 9.2 years as of December 31, 2019, as compared to 8.6 years as of December 31, 2018.

Fiscal 2020 Renewals

In fiscal 2020, approximately 2% of our gross leasable area, representing five leases totaling 410,000 square feet, is set to expire. Two of these five leases have been renewed and one of these properties consisting of 55,000 square feet, is under contract to sell. The two leases that have been renewed represent 157,000 square feet, or 38% of the expiring square footage and have a weighted average lease term of 5.9 years.

We have incurred or we expect to incur tenant improvement costs of $423,000 and leasing commission costs of $77,000 in connection with these two lease renewals. The table below summarizes the lease terms of the two leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Elgin (Chicago), IL	Joseph T. Ryerson & Son, Inc.	89,052	$5.68	$5.68	1/31/20	$5.78	$5.50	1/31/25	5.0	$0.50	$0.17
Tampa, FL	Tampa Bay Grand Prix.	68,385	$3.83	$4.48	9/30/20	$5.39	$5.00	9/30/27	7.0	0.42	-0-
	Total	157,437

Weighted Average			$4.88	$5.16		$5.61	$5.28		5.9	$0.46	$0.08

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These two lease renewals resulted in a U.S. GAAP straight-line weighted average lease rate of $5.61 per square foot. The renewed weighted average initial cash rent per square foot is $5.28. This compares to the former weighted average rent of $4.88 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.28 per square foot, resulting in an increase in the weighted average lease rate of 15.0% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 2.3% on a cash basis.

One of our tenants, Kellogg Sales Company, that leases our 55,000 square foot facility located in Newington, CT through February 29, 2020 informed us that they would not be renewing their lease. We have entered into a contract to sell this property for $4.0 million. The sale is expected to close in conjunction with the lease expiration, at which time we expect to realize a gain of $1.8 million, representing a 52% gain over the depreciated U.S. GAAP basis and realize a net gain of $298,000, representing a 9% net gain over our historic undepreciated cost basis.

The remaining two leases totaling 198,000 square feet that are set to expire during fiscal 2020 are currently under discussion.

Our 105,000 square foot facility located in Cheektowaga (Buffalo), NY was leased to FedEx Ground Package System, Inc. until August 31, 2019. Prior to the lease expiring, the tenant informed us that they would not be renewing this space because they moved their operations to our recently constructed 339,000 square foot facility also located in the Buffalo, NY MSA. The recently constructed 339,000 square foot facility is leased to FedEx Ground Package System, Inc. through March 2031. Effective January 7, 2020, we entered into a new two-year lease agreement with Sonwil Distribution Center, Inc. through January 31, 2022 for our 105,000 square foot facility, which increased our current occupancy rate to 99.6%. Annual rent is $630,000, representing $6.00 per square foot over the life of the lease.

Rental Revenue increased $2.3 million, or 7%, for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. This increase was primarily due to the acquisition of a 616,000 square foot industrial facility purchased during the first quarter of fiscal 2020 located in the Indianapolis, IN MSA and a 350,000 square foot industrial facility purchased during the last quarter of fiscal 2019 located in Lafayette, IN. In addition, we purchased two industrial facilities during the first quarter of fiscal 2019, which are now generating the full rental run rate. One of these acquisitions was a 347,145 square foot industrial facility located in Trenton, NJ and one was a 127,000 square foot industrial facility located in Savannah, GA. Furthermore, we completed a 155,000 square foot building expansion at our property located in the Cincinnati, OH MSA during the second quarter of fiscal 2019, which increased the rent upon completion of the expansion.

Our single-tenant properties are subject to net-leases which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. Reimbursement Revenue increased $1.2 million, or 22%, Real Estate Tax Expense increased $997,000, or 25%, and Operating Expenses increased $333,000, or 18% for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. These increases in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the three months ended December 31, 2019 were primarily due to our newly acquired properties. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended December 31, 2019 remained relatively in-line at 94% for the three months ended December 31, 2019 and 95% for the three months ended December 31, 2018.

General and Administrative Expenses increased $447,000, or 25%, for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. The increase was primarily due to an increase in salaries, corporate office rent and professional fees. General and Administrative Expenses, as a percentage of gross revenue (which includes Rental Revenue, Reimbursement Revenue and Dividend Income) increased to 5.0% for the three months ended December 31, 2019 as compared to 4.3% for the three months ended December 31, 2018. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation), increased to 41 basis points from 36 basis points for the three months ended December 31, 2019 and 2018, respectively.

On December 23, 2019, our General Counsel, Allison Nagelberg, announced her retirement effective December 31, 2019. In accordance with her severance package, we incurred a one-time, Non-recurring Severance Expense of $786,000.

Depreciation increased $955,000, or 9%, for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. Amortization of Capitalized Lease Costs and Intangible Assets increased $51,000, or 7%, for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. These increases were primarily due to the acquisition of two industrial properties purchased during the first quarter of fiscal 2019, one industrial property purchased during the last quarter of fiscal 2019 and the one industrial property purchased during the first quarter of fiscal 2020. In addition, the increases in depreciation and amortization expenses were the result of the building expansion completed during the second quarter of fiscal 2019 and the capital improvements and leasing costs incurred over the last four quarters.

The recognition of Unrealized Holding Gains (Losses) Arising During the Periods was due to the adoption of ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which became effective at the beginning of the prior fiscal year. With the adoption of ASU 2016-01, the changes in net unrealized holding gains and losses are recognized through net income. Unrealized Holding Gains (Losses) Arising During the Periods was a $42.6 million Unrealized Holding (Loss) for the three months ended December 31, 2018 and was a $3.6 million Unrealized Holding (Loss) for the three months ended December 31, 2019, resulting in a positive change of $39.0 million. We recognized dividend income on our investments in securities of $3.2 million and $4.4 million for the three months ended December 31, 2019 and 2018, respectively, representing a $1.1 million decrease. This decrease is due to reduced dividends from our REIT securities portfolio. The REIT securities portfolio’s weighted average yield for the three months ended December 31, 2019 was approximately 7.1% as compared to 8.6% for the three months ended December 31, 2018. We held $181.8 million in marketable REIT securities as of December 31, 2019, representing 8.2% of our undepreciated assets.

Interest Expense, including Amortization of Financing Costs, increased $203,000, or 2%, for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. This increase is primarily due to an increase in the average balance of Fixed Rate Mortgage Notes Payable due to the two newly acquired properties purchased since January 1, 2019. The Fixed Rate Mortgage Notes Payable balance increased $11.9 million or 1.5% from December 31, 2018 to December 31, 2019. This increase was partially offset by a slight decrease of 3 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.08% at December 31, 2018 to 4.05% at December 31, 2019.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $19.1 million and $21.9 million for the three months ended December 31, 2019 and 2018, respectively.

Real Estate Investments increased $69.2 million from September 30, 2019 to December 31, 2019. This increase was mainly due to the purchase of one net-leased industrial property, located in the Indianapolis, IN MSA, of approximately 616,000 square feet, for $81.5 million. The increase was partially offset by Depreciation Expense on Real Estate Investments for the three months ended December 31, 2019 of $11.4 million.

Securities Available for Sale decreased $3.4 million from September 30, 2019 to December 31, 2019. The decrease was primarily due to a net increase in Unrealized Holding Losses of $3.6 million.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable), increased $39.1 million from September 30, 2019 to December 31, 2019. The increase was mostly due to the origination of one, 18 year fully-amortizing mortgage loan for $52.5 million, with an interest rate of 4.27% obtained in connection with the one industrial property purchased during the first quarter of fiscal 2020. Details on this one fixed rate mortgage is as follows:

Property	Mortgage amount (in thousands)	Maturity Date	Interest Rate
Indianapolis, IN	$52,500	11/1/2037	4.27%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $226,000. This increase was partially offset by scheduled payments of principal of $13.4 million. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $250,000 which is associated with one mortgage obtained in connection with one industrial property purchased during the first quarter of fiscal 2020.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased slightly by 3 basis points from the prior year quarter from 4.08% at December 31, 2018 to 4.05% at December 31, 2019.

We are scheduled to repay a total of $55.8 million in mortgage principal payments over the next 12 months. We intend to make these principal payments from the funds generated from Cash from Operations, the DRIP, the At-The-Market Sales Agreement Program (Preferred Stock ATM Program) and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $19.1 million and $21.9 million for the three months ended December 31, 2019 and 2018, respectively. Dividends paid on common stock for the three months ended December 31, 2019 and 2018 were $16.5 million and $15.6 million, respectively (of which $4.2 million and $4.5 million, respectively, were reinvested). We pay dividends from cash generated from operations.

As of December 31, 2019, we held $181.8 million in marketable REIT securities, representing 8.2% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. It is our goal to gradually reduce the size of our marketable REIT securities portfolio to no more than approximately 5% of our undepreciated assets. In general, we may borrow up to 50% of the value of the marketable securities. The interest rate charged on the margin loan is the bank’s margin rate and was 2.25% as of December 31, 2019. At December 31, 2019, there were no amounts drawn down under the margin loan. The marketable REIT securities portfolio provides us with additional liquidity, diversification and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. As of December 31, 2019, we had net Unrealized Holding (Losses) on our portfolio of $53.1 million as compared to net Unrealized Holding Losses of $49.4 million as of September 30, 2019, representing an increase of $3.6 million. There have been no open market purchases of securities during the three months ended December 31, 2019 and no securities were sold during the three months ended December 31, 2019 and 2018. We recognized dividend income on our investments in securities of $3.2 million and $4.4 million for the three months ended December 31, 2019 and 2018, respectively.

On November 15, 2019 we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio and will at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 3.25%. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

As of December 31, 2019, we owned 115 properties, of which 60 carried mortgage loans with outstanding principal balances totaling $792.1 million. The 55 unencumbered properties could be refinanced to raise additional funds, although covenants in our New Facility limit the amount of unencumbered properties that can be mortgaged. As of December 31, 2019, Loans Payable represented the amount drawn down on our $225.0 million Revolver in the amount of $5.0 million and $75.0 million outstanding under our Term Loan. Subsequent to the quarter end, we paid down the remaining amount outstanding under the Revolver, resulting in the full $225.0 million being currently available under the Revolver.

As of December 31, 2019, we had total assets of $1.9 billion and liabilities of $889.6 million. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of December 31, 2019 was approximately 32% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of December 31, 2019 was approximately 25%. Our debt consists of 91% amortizing fixed rate debt with a weighted average interest rate of 4.05% and a weighted average loan maturity of 11.5 years. We believe that we have the ability to meet our obligations and to generate funds for new investments.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million, with $28.5 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on June 29, 2017. On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through December 31, 2019, we sold 7.3 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.86 per share, and generated net proceeds, after offering expenses, of $177.2 million, of which 1.8 million shares were sold during the three months ended December 31, 2019 at a weighted average price of $25.00 per share, generating net proceeds after offering expenses of $43.2 million. As of December 31, 2019, there is $116.9 million remaining that may be sold under the Preferred Stock ATM Program.

As of December 31, 2019, 15.7 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

We raised $15.5 million (including dividend reinvestments of $4.2 million) from the issuance of 1.1 million shares of common stock under our DRIP during the three months ended December 31, 2019. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 30,000 common shares for a total cost of $432,000, or a weighted average cost of $14.19 per share.

During the three months ended December 31, 2019, we paid $16.5 million in total cash dividends, or $0.17 per share to common shareholders, of which $4.2 million was reinvested in the DRIP, representing a 26% participation rate. On January 16, 2020, our Board of Directors declared a dividend of $0.17 per common share to be paid on March 16, 2020 to common shareholders of record as of the close of business on February 18, 2020.

During the three months ended December 31, 2019, we paid $5.9 million in Preferred Dividends, or $0.3828125 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2019 through November 30, 2019. As of December 31, 2019, we have accrued Preferred Dividends of $2.0 million covering the period December 1, 2019 to December 31, 2019. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. On January 16, 2020, our Board of Directors declared a dividend of $0.3828125 per share to be paid March 16, 2020 to the 6.125% Series C Preferred shareholders of record as of the close of business on February 18, 2020.

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

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 60 separate stand-alone leases covering 10.4 million square feet as of December 31, 2019 and 61 separate stand-alone leases covering 10.5 million square feet as of December 31, 2018. As of December 31, 2019, the 60 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 25 different states and have a weighted average lease maturity of 8.4 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 45% (5% to FDX and 40% to FDX subsidiaries) as of December 31, 2019 and 49% (5% to FDX and 44% to FDX subsidiaries) as of December 31, 2018. As of December 31, 2019, the only tenants that leased 5% or more of our total square footage were FDX and its subsidiaries and Amazon.com Services, Inc., which consists of four separate stand-alone leases for properties located in four different states, containing 1.4 million total square feet, comprising approximately 6% of our total rental square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 56% (5% to FDX and 51% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020, and was 60% (5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019. The only tenants estimated to comprise 5% or more of our total Rental Reimbursement Revenue during the three months ended December 31, 2019 were FDX and its subsidiaries and Amazon.com Services, Inc., which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue. For the three months ended December 31, 2018, no tenant, other than FDX and its subsidiaries, accounted for 5% or more of our total Rental and Reimbursement Revenue.

FDX and Amazon.com, Inc. are publicly-owned companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon.com, Inc. are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A3”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, Amazon.com, Inc., S&P Global Ratings or Moody’s on such websites.

In addition to real estate property holdings, we held $181.8 million in marketable REIT securities at December 31, 2019, representing 8.2% of our undepreciated assets (which is our total assets excluding accumulated depreciation). These liquid real estate holdings are not included in calculating the tenant concentration ratios above and therefore further enhance our diversification.

We have entered into agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in North Carolina, Ohio (2), Pennsylvania and Utah, totaling 1.2 million square feet, with net-leased terms ranging from 10 to 15 years, and with a weighted average lease term of 13.4 years. The aggregate purchase price for these properties is $178.5 million. Three of these five properties, consisting of approximately 844,000 square feet, or 68%, are leased for 15 years to FDX and its subsidiaries. All five properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these five transactions during fiscal 2020 and 2021. In connection with one of these properties, we have entered into a commitment to obtain a 10 year fully-amortizing mortgage loan for $9.4 million with a fixed interest rate of 3.47%.

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

Funds From Operations and Adjusted Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. Included in the NAREIT FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of NAREIT FFO to make an election to include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude unrealized gains and losses from our investments in marketable equity securities from our FFO calculation. Prior to the adoption of the FFO White Paper – 2018 Restatement, we defined Core Funds From Operations (Core FFO) as FFO, excluding Unrealized Holding Gains or Losses Arising During the Periods. NAREIT created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Adjusted Funds From Operations (AFFO) as FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, non-recurring severance expense, effect of non-cash U.S. GAAP straight-line rent adjustments and subtracting recurring capital expenditures. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and AFFO and, accordingly, our FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of our U.S. GAAP Net Income to our FFO and AFFO for the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended
	12/31/2019	12/31/2018
Net Income (Loss) Attributable to Common Shareholders	$3,528	$(32,364)
Plus: Unrealized Holding Losses Arising During the Periods (1)	3,635	42,627
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	11,380	10,438
Plus: Amortization of Intangible Assets	508	500
Plus: Amortization of Capitalized Lease Costs	271	228
FFO Attributable to Common Shareholders	19,322	21,429
Plus: Depreciation of Corporate Office Capitalized Costs	53	40
Plus: Stock Compensation Expense	156	129
Plus: Amortization of Financing Costs	435	317
Plus: Non-recurring Severance Expense	786	-0-
Less: Recurring Capital Expenditures	(218)	(557)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(600)	(336)
AFFO Attributable to Common Shareholders	$19,934	$21,022

(1)	Unrealized Holding Gains or Losses Arising During the Periods, if any, were previously reported as an adjustment to Core FFO.

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended
	12/31/2019	12/31/2018

Operating Activities	$19,098	$21,912
Investing Activities	(81,967)	(153,079)
Financing Activities	59,073	134,611

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	the ability of our tenants to make payments under their respective leases;
●	our reliance on certain major tenants;
●	our ability to re-lease properties that are currently vacant or that become vacant;
●	our ability to obtain suitable tenants for our properties;
●	changes in real estate market conditions, economic conditions in the industrial sector, the markets in which our properties are located and general economic conditions;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;
●	our ability to acquire, finance and sell properties on attractive terms;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all;
●	the loss of any member of our management team;
●	our ability to comply with debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	continued availability of proceeds from issuances of our debt or equity securities;
●	the availability of other debt and equity financing alternatives;
●	changes in interest rates, including the replacement of the LIBOR reference rate, under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;
●	our ability to successfully implement our selective acquisition strategy;
●	our ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	declines in the market prices of our investment securities; and
●	our ability to qualify as a REIT for federal income tax purposes.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to December 31, 2019 (the date of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “10-K”) which could materially affect the Company’s business, financial condition or future results. The risks described in the 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. – None

Item 6.	Exhibits

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE
INVESTMENT CORPORATION

Date:	February 6, 2020	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	February 6, 2020	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

