Form 10-Q
period 2020-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2020-05-06
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of May 1, 2020: 97,883,098

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2020

C O N T E N T S

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND SEPTEMBER 30, 2019

(in thousands except per share amounts)

	March 31, 2020	September 30, 2019
	(Unaudited)
ASSETS
Real Estate Investments:
Land	$245,096	$239,299
Buildings and Improvements	1,721,612	1,627,219
Total Real Estate Investments	1,966,708	1,866,518
Accumulated Depreciation	(272,372)	(249,584)
Real Estate Investments	1,694,336	1,616,934

Cash and Cash Equivalents	35,913	20,179
Securities Available for Sale at Fair Value	99,035	185,250
Tenant and Other Receivables	3,688	1,335
Deferred Rent Receivable	12,340	11,199
Prepaid Expenses	11,915	6,714
Intangible Assets, net of Accumulated Amortization of $16,701 and $15,686, respectively	16,456	14,970
Capitalized Lease Costs, net of Accumulated Amortization of $3,895 and $3,378, respectively	5,931	5,670
Financing Costs, net of Accumulated Amortization of $162 and $1,352, respectively	1,569	144
Other Assets	8,865	9,553

TOTAL ASSETS	$1,890,048	$1,871,948

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2020 AND SEPTEMBER 30, 2019

(in thousands except per share amounts)

	March 31, 2020	September 30, 2019
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$779,742	$744,928
Loans Payable	75,000	95,000
Accounts Payable and Accrued Expenses	4,257	3,570
Other Liabilities	22,206	17,407
Total Liabilities	881,205	860,905

COMMITMENTS AND CONTINGENCIES	-	-

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 21,900 and 16,400 Shares Authorized as of March 31, 2020 and September 30, 2019, respectively; 17,169 and 13,907 Shares Issued and Outstanding as of March 31, 2020 and September 30, 2019, respectively	429,215	347,678
Common Stock, $0.01 Par Value Per Share: 200,000 and 188,040 Shares Authorized as of March 31, 2020 and September 30, 2019, respectively; 97,980 and 96,399 Shares Issued and Outstanding as of March 31, 2020 and September 30, 2019, respectively	980	964
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of March 31, 2020 and September 30, 2019; No Shares Issued or Outstanding as of March 31, 2020 and September 30, 2019	0	0
Additional Paid-In Capital	578,648	662,401
Undistributed Income	0	0
Total Shareholders’ Equity	1,008,843	1,011,043

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,890,048	$1,871,948

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
INCOME:
Rental Revenue	$35,114	$32,934	$69,983	$65,551
Reimbursement Revenue	6,594	5,447	13,424	11,053
TOTAL INCOME	41,708	38,381	83,407	76,604

EXPENSES:
Real Estate Taxes	5,029	4,163	10,064	8,203
Operating Expenses	1,634	1,673	3,831	3,537
General & Administrative Expenses	2,396	2,252	4,660	4,069
Non-recurring Severance Expense	0	0	786	0
Depreciation	11,475	10,756	22,907	21,234
Amortization of Capitalized Lease Costs and Intangible Assets	767	721	1,521	1,423
TOTAL EXPENSES	21,301	19,565	43,769	38,466

OTHER INCOME (EXPENSE):
Dividend Income	3,404	3,515	6,642	7,882
Unrealized Holding Gains (Losses) Arising During the Periods	(83,075)	15,568	(86,710)	(27,059)
Interest Expense, including Amortization of Financing Costs	(9,050)	(9,598)	(18,259)	(18,603)
TOTAL OTHER INCOME (EXPENSE)	(88,721)	9,485	(98,327)	(37,780)

NET INCOME (LOSS)	(68,314)	28,301	(58,689)	358

Less: Preferred Dividends	6,764	4,480	12,862	8,901

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(75,078)	$23,821	$(71,551)	$(8,543)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019 – CONTINUED

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019

BASIC INCOME (LOSS) – PER SHARE
Net Income (Loss)	$(0.70)	$0.30	$(0.60)	$0
Less: Preferred Dividends	(0.07)	(0.04)	(0.13)	(0.09)
Net Income (Loss) Attributable to Common Shareholders - Basic	$(0.77)	$0.26	$(0.73)	$(0.09)

DILUTED INCOME (LOSS) – PER SHARE
Net Income (Loss)	$(0.70)	$0.30	$(0.60)	$0
Less: Preferred Dividends	(0.07)	(0.04)	(0.13)	(0.09)
Net Income (Loss) Attributable to Common Shareholders - Diluted	$(0.77)	$0.26	$(0.73)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)
Basic	97,864	92,978	97,370	91,728
Diluted	97,941	93,059	97,466	91,831

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2019	$976	$391,643	$664,890	$0	$0	$1,057,509
Shares Issued in Connection with the DRIP (1)	7	0	8,612	0	0	8,619
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	37,572	(437)	0	0	37,135
Shares Issued Through the Exercise of Stock Options	0	0	409	0	0	409
Shares repurchased through the Common Stock Repurchase Plan	(3)	0	(3,206)	0	0	(3,209)
Stock Compensation Expense	0	0	114	0	0	114
Distributions To Common Shareholders ($0.17 per share)	0	0	(91,734)	75,078	0	(16,656)
Net Income (Loss)	0	0	0	(68,314)	0	(68,314)
Preferred Dividends ($0.3828125 per share)	0	0	0	(6,764)	0	(6,764)
Balance March 31, 2020	$980	$429,215	$578,648	$0	$0	$1,008,843

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2018	$923	$288,311	$616,322	$0	$0	$905,556
Shares Issued in Connection with the DRIP (1)	15	0	18,488	0	0	18,503
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	10,919	(643)	0	0	10,276
Shares Issued Through the Exercise of Stock Options	1	0	566	0	0	567
Shares Issued Through Restricted Stock Awards	0	0	0	0	0	0
Stock Compensation Expense	0	0	215	0	0	215
Distributions To Common Shareholders ($0.17 per share)	0	0	7,995	(23,821)	0	(15,826)
Net Income (Loss)	0	0	0	28,301	0	28,301
Preferred Dividends ($0.3828125 per share)	0	0	0	(4,480)	0	(4,480)
Balance March 31, 2019	$939	$299,230	$642,943	$0	$0	$943,112

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity
Balance September 30, 2019	$964	$347,678	$662,401	$0	$		$1,011,043
Shares Issued in Connection with the DRIP (1)	18	0	24,110	0		0	24,128
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	81,537	(1,249)	0		0	80,288
Shares Issued Through the Exercise of Stock Options	1	0	1,015	0		0	1,016
Shares repurchased through the Common Stock Repurchase Plan	(3)	0	(3,206)	0		0	(3,209)
Stock Compensation Expense	0	0	270	0		0	270
Distributions To Common Shareholders ($0.34 per share)	0	0	(104,693)	71,551		0	(33,142)
Net Income (Loss)	0	0	0	(58,689)		0	(58,689)
Preferred Dividends ($0.765625 per share)	0	0	0	(12,862)		0	(12,862)
Balance March 31, 2020	$980	$429,215	$578,648	$0		$0	$1,008,843

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2018	$815	$287,200	$534,635	$0	$(24,744)	$797,906
Impact of Adoption of Accounting Standards Update 2016-01	0	0	0	$(24,744)	24,744	0
Shares Issued in Connection with the DRIP (1)	31	0	40,582	0	0	40,613
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	92	0	132,246	0	0	132,338
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	12,030	(748)	0	0	11,282
Shares Issued Through the Exercise of Stock Options	1	0	566	0	0	567
Shares Issued Through Restricted Stock Awards	0	0	0	0	0	0
Stock Compensation Expense	0	0	344	0	0	344
Distributions To Common Shareholders ($0.34 per share)	0	0	(64,682)	33,287	0	(31,395)
Net Income (Loss)	0	0	0	358	0	358
Preferred Dividends ($0.765625 per share)	0	0	0	(8,901)	0	(8,901)
Balance March 31, 2019	$939	$299,230	$642,943	$0	$0	$943,112

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands)

	Six Months Ended	Six Months Ended
	3/31/2020	3/31/2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(58,689)	$358
Noncash Items Included in Net Income (Loss):
Depreciation & Amortization	25,186	23,294
Deferred Straight Line Rent	(1,232)	(825)
Stock Compensation Expense	270	344
Securities Available for Sale Received as Dividend Income	(745)	(430)
Unrealized Holding Losses Arising During the Periods	86,710	27,059
Changes In:
Tenant & Other Receivables	(2,302)	(401)
Prepaid Expenses	(5,201)	(4,041)
Other Assets & Capitalized Lease Costs	(1,380)	1,349
Accounts Payable, Accrued Expenses & Other Liabilities	5,237	3,511
NET CASH PROVIDED BY OPERATING ACTIVITIES	47,854	50,218

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(99,424)	(113,406)
Capital Improvements	(3,314)	(9,205)
Return of Deposits on Real Estate	1,300	200
Deposits Paid on Acquisitions of Real Estate	(200)	(1,550)
Proceeds from Securities Available for Sale Called for Redemption	250	0
Purchase of Securities Available for Sale	0	(49,067)
NET CASH USED IN INVESTING ACTIVITIES	(101,388)	(173,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Repayments on Loans Payable	(20,000)	(56,850)
Proceeds from Fixed Rate Mortgage Notes Payable	61,900	72,500
Principal Payments on Fixed Rate Mortgage Notes Payable	(27,191)	(29,929)
Financing Costs Paid on Debt	(2,078)	(443)
Proceeds from the Exercise of Stock Options	1,016	567
Proceeds from Underwritten Public Offering of Common Stock, net of offering costs	0	132,338
Proceeds from At-The-Market 6.125% Series C Preferred Stock, net of offering costs	80,288	11,282
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	18,489	32,147
Shares repurchased through the Common Stock Repurchase Plan	(3,209)	0
Preferred Dividends Paid	(12,445)	(8,839
Common Dividends Paid, net of Reinvestments	(27,502)	(22,929)
NET CASH PROVIDED BY FINANCING ACTIVITIES	69,268	129,844

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,734	7,034
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,179	9,324
CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,913	$16,358

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2020

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of March 31, 2020, we owned 116 properties with total square footage of 23.0 million, as compared to 114 properties with total square footage of 22.3 million as of September 30, 2019. Our occupancy rate at the end of the quarter was 99.4% as compared to 98.9% as of September 30, 2019. Our properties are located in 30 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin. As of the quarter ended March 31, 2020, our weighted average lease maturity was 7.4 years and our annualized average base rent per occupied square foot was $6.28. As of March 31, 2020, the weighted average building age, based on the square footage of our buildings, was 9.4 years. We also own a portfolio of REIT investment securities, and are in the process of gradually reducing the size of this portfolio to no more than approximately 5% of our undepreciated assets (which is our total assets, excluding accumulated depreciation). We held $99.0 million in marketable REIT securities as of March 31, 2020, representing 4.6% of our undepreciated assets. Total assets excluding accumulated depreciation were $2.2 billion as of March 31, 2020.

The future effects of the evolving impact of the COVID-19 pandemic are uncertain, however, at this time COVID-19 has not had a material adverse effect on our financial condition. We invest in modern single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. Our investments are exclusively situated in the continental United States, and are primarily located in strategic locations that are mission-critical to our tenants’ needs. In many cases our buildings are highly automated in order to serve the omni-channel distribution networks that have become essential today. Approximately 80% of our revenue is derived from investment grade tenants, or their subsidiaries as defined by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to S&P Global Ratings and Moody’s are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 pandemic has created an even greater move towards on-line shopping.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income (Loss) and amounted to $114,000 and $215,000 for the three months ended March 31, 2020 and 2019, respectively and amounted to $270,000 and $344,000 for the six months ended March 31, 2020 and 2019, respectively.

During the six months ended March 31, 2020 and 2019, the following stock options, which vest one year after grant date, were granted under our Stock Option Plan:

Date of Grant	Number of Employees	Number of Shares (in thousands)	Option Price	Expiration Date
01/13/20	1	65	$14.55	01/13/28
01/10/19	1	65	$12.86	01/10/27
12/10/18	12	385	$13.64	12/10/26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year indicated:

	Fiscal 2020	Fiscal 2019
Dividend yield	4.67%	5.03%
Expected volatility	18.40%	17.17%
Risk-free interest rate	1.76%	2.88%
Expected lives (years)	8	8
Estimated forfeitures	0	0

The weighted-average fair value of options granted during the six months ended March 31, 2020 and 2019 was $1.24 and $1.17 per share subject to the option.

During the six months ended March 31, 2020, no shares of restricted stock were granted. During the six months ended March 31, 2019, 25,000 shares of restricted stock were granted. During the six months ended March 31, 2020, two participants exercised options to purchase 95,000 shares of common stock at a weighted average price of $10.69 per share for total proceeds of $1.0 million. During the six months ended March 31, 2019, one participant exercised options to purchase 65,000 shares of common stock at a price of $8.72 per share for total proceeds of $567,000. During the six months ended March 31, 2020, two participants forfeited options to purchase 100,000 shares of common stock at a weighted average price of $13.97. During the six months ended March 31, 2019, no options were forfeited. As of March 31, 2020, a total of 1.2 million shares were available for grant as stock options, as restricted stock, or other equity-based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of March 31, 2020, there were outstanding options to purchase 950,000 shares with an aggregate intrinsic value of $473,000.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessee and lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net-leases and since we previously did not capitalize indirect costs for leases, we continue to account for our leases and related leasing costs in substantially the same manner as we previously did prior to the adoption of the ASU 2016-02 on October 1, 2019. In addition, the guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. Therefore, the most significant impact for us is the recognition of our corporate office lease, while accounting where we are the lessor remains substantially the same. Upon adoption, we calculated the asset and lease liability equal to the present value of the minimum lease payments due under our corporate office lease and determined that the asset and lease liability was immaterial to our Consolidated Financial Statements. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. In December 2018, the FASB issued ASU 2018-20 “Narrow-Scope Improvements for Lessors.” Similar to ASU 2018-10, 2018-20 affects narrow aspects of the guidance issued earlier in ASU 2016-02 as well by providing additional clarification related to the guidance issued earlier. The most significant changes related to lessor accounting under ASU 2018-20 is the clarification of how to treat payments made by a lessee directly to a third party, such as real estate taxes paid by the lessee directly to the taxing authority, whereby items paid directly by the lessee to a third party should not be reflected in the lessors income statement and, thus, should not be bifurcated and included in revenue and operating expenses. A majority of our reimbursable expenses are paid by us and are billed back to our lessees. Therefore, these reimbursable expenses will continue to be presented separately by bifurcating these revenue and expense items in our Consolidated Statements of Income (Loss). We adopted these standards effective October 1, 2019 and the adoption of these standards did not have a significant impact on our consolidated financial statements and related disclosures. The only effect the adoption of these standards had on our consolidated financial statements and related disclosures effective October 1, 2019 are instances where certain types of payments are made by a lessee directly to a third party whereas these payments are no longer presented on a gross basis in our Consolidated Statements of Income, which have an immaterial effect on our reported revenue and a net zero effect on our Net Income Attributable to Common Shareholders. In addition, in order to conform to the current period’s presentation, Real Estate Taxes and Reimbursement Revenue for the three and six months ended March 31, 2019 were reduced by $925,000 and $1.8 million, respectively, for the amount of Real Estate Taxes made by a lessee directly to a third party during the three and six months ended March 31, 2019.

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

Derivative Financial Instruments

As further discussed in “Note 5 – Debt”, on November 15, 2019, we entered into a $75.0 million unsecured term loan. The term loan bears interest using the London Interbank Offered Rate (LIBOR) variable rate plus an applicable spread. To reduce floating interest rate exposure under the term loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the term loan resulting in an all-in rate of 2.92%. This interest rate swap agreement is considered a derivative financial instrument used to manage our exposure to fluctuations in interest rates on our term loan. Derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. We have not entered into, nor do we plan to enter into, derivative financial instruments for trading or speculative purposes. As of March 31, 2020, we believe we do not have any significant risk associated with non-performance of the financial institutions that are the counterparty to our derivative contract. Our interest rate swap agreement is deemed effective and is classified as a cash flow hedge. Therefore, charges or credits relating to the changes in fair values of our effective interest rate swap are made to Other Comprehensive Income. As of March 31, 2020, we have determined that the effect on our Consolidated Balance Sheet and Other Comprehensive Income relating to the fair value of our interest rate swap was immaterial to our Consolidated Financial Statements.

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

In addition, common stock equivalents of 77,000 and 81,000 shares are included in the diluted weighted average shares outstanding for the three months ended March 31, 2020 and 2019, respectively, and common stock equivalents of 96,000 and 103,000 shares are included in the diluted weighted average shares outstanding for the six months ended March 31, 2020 and 2019. For the diluted weighted average shares outstanding for the three months ended March 31, 2020 and 2019, 315,000 and 690,000 options to purchase shares of common stock were antidilutive. For the diluted weighted average shares outstanding for the six months ended March 31, 2020 and 2019, 195,000 and 305,000 options to purchase shares of common stock, respectively, were antidilutive.

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

On March 30, 2020, we purchased a newly constructed 153,000 square foot industrial building, situated on 24.2 acres, located in the Columbus, OH MSA. The building is 100% net-leased to Magna Seating of America, Inc. for 10 years through January 2030. The purchase price was $17.9 million. We obtained a 10 year, fully-amortizing mortgage loan of $9.4 million at a fixed interest rate of 3.47%. Annual rental revenue over the remaining term of the lease averages $1.2 million.

Amazon.com, Inc. and Magna Seating of America, Inc.’s ultimate parent, Magna International Inc. are publicly-owned companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

We evaluated the property acquisitions which took place during the six months ended March 31, 2020, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the properties purchased during fiscal 2020 as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $49,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions.

The financial information set forth below summarizes our purchase price allocation for these properties acquired during the six months ended March 31, 2020 that is accounted for as an asset acquisition (in thousands):

Land	$5,798
Building	91,124
In-Place Leases	2,502

The following table summarizes the operating results included in our consolidated statements of income (loss) for the properties acquired during the three and six months ended March 31, 2020 (in thousands):

	Three Months Ended 03/31/2020	Six Months Ended 03/31/2020

Rental Revenues	$1,243	$2,370
Net Income Attributable to Common Shareholders	194	478

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

	Three Months Ended (in thousands, except per share amounts)
	3/31/2020		3/31/2019
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$35,114	$35,407	$32,934	$35,064

Net Income (Loss) Attributable to Common Shareholders	$(75,078)	$(74,933)	$23,821	$22,517

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$(0.77)	$(0.77)	$0.26	$0.23

	Six Months Ended (in thousands, except per share amounts)
	3/31/2020		3/31/2019
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$69,983	$70,692	$65,551	$70,100

Net Income (Loss) Attributable to Common Shareholders	$(71,551)	$(71,065)	$(8,543)	$(9,968)

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$(0.73)	$(0.73)	$(0.09)	$(0.10)

Tenant Concentration

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 60 separate stand-alone leases covering 10.4 million square feet as of March 31, 2020 and 61 separate stand-alone leases covering 10.5 million square feet as of March 31, 2019. In this period of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed relief aid throughout the world. As of March 31, 2020, the 60 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 25 different states and have a weighted average lease maturity of 8.2 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 45% (5% to FDX and 40% to FDX subsidiaries) as of March 31, 2020 and 49% (5% to FDX and 44% to FDX subsidiaries) as of March 31, 2019. As of March 31, 2020, the only tenants that leased 5% or more of our total square footage were FDX and its subsidiaries and Amazon.com Services, Inc., which consists of four separate stand-alone leases for properties located in four different states, containing 1.4 million total square feet, comprising approximately 6% of our total rental square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (5% to FDX and 50% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020, and was 60% (5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019. The only tenants estimated to comprise 5% or more of our total Rental and Reimbursement Revenue during the six months ended March 31, 2020 were FDX and its subsidiaries and Amazon.com Services, Inc., which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue. For the six months ended March 31, 2019, no tenant, other than FDX and its subsidiaries, accounted for 5% or more of our total Rental and Reimbursement Revenue.

FDX and Amazon.com, Inc. are publicly-owned companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon.com, Inc. are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A2”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, Amazon.com, Inc., S&P Global Ratings or Moody’s on such websites.

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $99.0 million as of March 31, 2020, representing 4.6% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.2 billion as of March 31, 2020. We are in the process of gradually reducing the size of this portfolio to no more than approximately 5% of our undepreciated assets. Our REIT securities portfolio provides us with diversification, income, and is a source of potential liquidity when needed. We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery.

We recognized dividend income on our investments in securities of $3.4 million and $6.6 million for the three and six months ended March 31, 2020. There have been no open market purchases or sales of securities during the six months ended March 31, 2020. One of our preferred stock investments was called for redemption at its liquidation value which was equal to our cost basis. We owned a total of 1.3 million common shares in UMH Properties, Inc. (UMH), a related REIT, as of March 31, 2020 at a total cost of $13.4 million and a fair value of $14.0 million representing 3.1% of the outstanding common shares of UMH. Dividends received from our UMH common shares are reinvested through UMH’s Dividend Reinvestment and Stock Purchase Plan. In addition, as of March 31, 2020, we owned 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2.5 million with a fair value of $2.2 million. The total unrealized gain on our investment in UMH’s common and preferred stock as of March 31, 2020 was $334,000.

As of March 31, 2020, we had total net unrealized holding losses on our securities portfolio of $136.1 million. As a result of the adoption of ASU 2016-01, effective October 1, 2018, we recorded a $24.7 million adjustment to opening retained earnings. In addition, $83.1 million and $86.7 million of the net unrealized holding losses have been reflected as Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income (Loss) for the three and six months ended March 31, 2020, respectively.

NOTE 5 – DEBT

For the three months ended March 31, 2020 and 2019, amortization of financing costs included in interest expense was $322,000 and $320,000, respectively. For the six months ended March 31, 2020 and 2019, amortization of financing costs included in interest expense was $758,000 and $637,000, respectively.

As of March 31, 2020, we owned 116 properties, of which 59 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $787.6 million. The following is a summary of our Fixed Rate Mortgage Notes Payable as of March 31, 2020 and September 30, 2019 (in thousands):

	3/31/2020		9/30/2019
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$787,625	4.04%	$752,916	4.03%

Debt Issuance Costs	$11,935		$11,733
Accumulated Amortization of Debt Issuance Costs	(4,052)		(3,745)
Unamortized Debt Issuance Costs	$7,883		$7,988

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$779,742		$744,928

(1) Weighted average interest rate excludes amortization of debt issuance costs.

As of March 31, 2020, interest payable on these mortgages were at fixed rates ranging from 3.45% to 6.875%, with a weighted average interest rate of 4.04%. This compares to a weighted average interest rate of 4.03% as of September 30, 2019 and 4.07% as of March 31, 2019. As of March 31, 2020 and September 30, 2019, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.3 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.6 years as of March 31, 2019.

In connection with the two properties acquired during the six months ended March 31, 2020, which are located in the Indianapolis, IN MSA and in the Columbus, OH MSA (as described in Note 3), we obtained an 18 year fully-amortizing mortgage loan and a 10 year fully-amortizing loan, respectively. The two mortgage loans originally totaled $61.9 million with a weighted average maturity of 16.8 years and a weighted average interest rate of 4.15%.

During the quarter ended March 31, 2020, we fully repaid two self-amortizing mortgage loans for our properties located in Augusta, GA and Huntsville, AL. These loans were at a weighted average interest rate of 5.52%.

On November 15, 2019 we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 3.05%. As of the quarter end and currently, we do not have any amount drawn down under our Revolver, resulting in the full $225.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

From time to time we may use a margin loan for temporary funding of acquisitions and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of March 31, 2020 and 3.0% as of March 31, 2019. At March 31, 2020, there were no amounts drawn down under the margin loan and there was $19.8 million drawn down under the margin loan as of March 31, 2019.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of March 31, 2020 consisted of 200.0 million shares of common stock, of which 98.0 million shares were issued and outstanding, 21.9 million authorized shares of 6.125% Series C Preferred Stock, of which 17.2 million shares were issued and outstanding, and 200.0 million authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

We raised $24.1 million (including dividend reinvestments of $5.6 million) from the issuance of 1.8 million shares of common stock under our DRIP during the six months ended March 31, 2020. Of that amount, we raised $8.6 million (including dividend reinvestments of $1.4 million) from the issuance of 678,000 shares of common stock under our DRIP during the three months ended March 31, 2020. During the six months ended March 31, 2020, we paid $33.1 million in total cash dividends, or $0.34 per share, to common shareholders, of which $5.6 million was reinvested in the DRIP, representing a 17% participation rate. On April 1, 2020, our Board of Directors declared a dividend of $0.17 per share to be paid June 15, 2020 to common shareholders of record as of the close of business on May 15, 2020.

On February 6, 2020, we entered into an Equity Distribution Agreement (Common Stock ATM Program) with BMO Capital Markets Corp., B. Riley FBR, Inc., D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (together the “Distribution Agents”) under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate sales price of up to $150.0 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Agreement, if any, will be in “at the market offerings.” We implemented the Common Stock ATM program for the flexibility that it provides to opportunistically access the capital markets and to best time our equity capital needs as we close on acquisitions. To date, we have not raised any equity though our Common Stock Equity Program. Based on current prevailing prices, we do not expect to utilize the Common Stock ATM program extensively at this time.

On January 16, 2020, our Board of Directors reaffirmed our Common Stock Repurchase Program (the “Program”) that authorizes us to purchase up to $50.0 million of shares of our common stock. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. During March 2020, we repurchased 300,000 shares of our common stock for $3.2 million at an average price of $10.70 per share. Subsequent to the quarter end, we repurchased 100,000 shares of our common stock for $1.1 million at an average price of $10.66 per share. These are the only repurchases made under the Program thus far.

6.125% Series C Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2020, we paid $12.4 million in Preferred Dividends, or $0.765625 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2019 through February 29, 2020. As of March 31, 2020, we have accrued Preferred Dividends of $2.2 million covering the period March 1, 2020 to March 31, 2020. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On April 1, 2020, our Board of Directors declared a dividend of $0.3828125 per share to be paid June 15, 2020 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 15, 2020.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million, with $28.5 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on June 29, 2017. On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through March 31, 2020, we sold 8.8 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.90 per share, and generated net proceeds, after offering expenses, of $214.3 million, of which 3.3 million shares were sold during the six months ended March 31, 2020 at a weighted average price of $25.06 per share, generating net proceeds after offering expenses of $80.3 million. Of that amount, we sold 1.5 million shares during the three months ended March 31, 2020 at a weighted average price of $25.12 per share, generating net proceeds after offering expenses of $37.1 million. As of March 31, 2020, there is $79.1 million remaining that may be sold under the Preferred Stock ATM Program.

As of March 31, 2020, 17.2 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

NOTE 7 - FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities.

The fair value of these financial assets was determined using the following inputs at March 31, 2020 and September 30, 2019 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2020:
Equity Securities – Preferred Stock	$4,640	$4,640	$0	$0
Equity Securities – Common Stock	94,393	94,393	0	0
Mortgage Backed Securities	2	2	0	0
Total Securities Available for Sale at Fair Value	$99,035	$99,035	$0	$0

As of September 30, 2019:
Equity Securities – Preferred Stock	$13,167	$13,167	$0	$0
Equity Securities – Common Stock	172,081	172,081	0	0
Mortgage Backed Securities	2	2	0	0
Total Securities Available for Sale at Fair Value	$185,250	$185,250	$0	$0

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At March 31, 2020, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $823.1 million and the carrying value amounted to $787.6 million.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2020 and 2019 was $17.5 million and $18.1 million, respectively.

During the six months ended March 31, 2020 and 2019, we had dividend reinvestments of $5.6 million and $8.5 million, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

We have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Georgia, North Carolina, Ohio, and Utah. These four future acquisitions total 1.5 million square feet, with net-leased terms ranging from 15 to 20 years, and with a weighted average lease term of 17.2 years. The aggregate purchase price for these properties is $229.6 million. Three of these four properties, consisting of approximately 844,000 square feet, or 56%, are leased for 15 years to FDX and its subsidiaries. All four properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing two of these transactions during fiscal 2020 and two of these transactions during fiscal 2021. In connection with three of these four properties, we have entered into commitments to obtain three 15 year fully-amortizing mortgage loans for $85.7 million with a weighted average fixed interest rate of 3.03%.

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2020, our Board of Directors declared a dividend of $0.17 per share to be paid June 15, 2020 to common shareholders of record as of the close of business on May 15, 2020.

On April 1, 2020, our Board of Directors declared a dividend of $0.3828125 per share to be paid June 15, 2020 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 15, 2020.

In addition to the 300,000 shares we repurchased of our common stock for $3.2 million at an average price of $10.70 per share during March 2020, subsequent to the quarter end we repurchased 100,000 shares of our common stock for $1.1 million at an average price of $10.66 per share. These are the only repurchases made under our Common Stock Repurchase Program thus far.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	the ability of our tenants to make payments under their respective leases;
●	our reliance on certain major tenants;
●	our ability to re-lease properties that are currently vacant or that become vacant;
●	our ability to obtain suitable tenants for our properties;
●	changes in real estate market conditions, economic conditions in the industrial sector, the markets in which our properties are located and general economic conditions;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;
●	the effect of COVID-19 on our business and general economic conditions;
●	our ability to acquire, finance and sell properties on attractive terms;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all;
●	the loss of any member of our management team;
●	our ability to comply with debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	continued availability of proceeds from issuances of our debt or equity securities;
●	the availability of other debt and equity financing alternatives;
●	changes in interest rates, including the replacement of the LIBOR reference rate, under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;
●	our ability to successfully implement our selective acquisition strategy;
●	our ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	declines in the market prices of our investment securities; and
●	our ability to qualify as a REIT for federal income tax purposes.

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

We operate as a real estate investment trust (REIT). We seek to invest in well-located, modern single-tenant industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. We were founded in 1968 and are one of the oldest public equity REITs in the world. During the six months ended March 31, 2020, we purchased two new built-to-suit, net-leased, industrial properties, located in the Indianapolis, IN and Columbus, OH Metropolitan Statistical Areas (MSAs) totaling approximately 769,000 square feet, for $99.4 million. In connection with the two properties acquired during the six months ended March 31, 2020, we obtained an 18 year fully-amortizing mortgage loan and a 10 year fully-amortizing loan. The two mortgage loans originally totaled $61.9 million with a weighted average maturity of 16.8 years and a weighted average interest rate of 4.15%. As of March 31, 2020, we owned 116 properties with total square footage of 23.0 million. These properties are located in 30 states. As of the quarter ended March 31, 2020, our weighted average lease maturity was 7.4 years, our occupancy rate was 99.4%, and our annualized average base rent per occupied square foot was $6.28. As of March 31, 2020, the weighted average building age, based on the square footage of our buildings, was 9.4 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $99.0 million, were $2.0 billion as of March 31, 2020.

See PART I, Item 1 – Business in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for a more complete discussion of the economic and industry-wide factors relevant to us and the opportunities, challenges, and risks on which we are focused.

The future effects of the evolving impact of the COVID-19 pandemic are uncertain, however, at this time we believe that the fallout from COVID-19 will not have a material adverse effect on our financial condition. We invest in modern single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. Our investments are exclusively situated in the continental United States, and are primarily located in strategic locations that are mission-critical to our tenants’ needs. In many cases our buildings are highly automated in order to serve the omni-channel distribution networks that have become essential today. Approximately 80% of our revenue is derived from investment grade tenants, or their subsidiaries as defined by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to S&P Global Ratings and Moody’s are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 pandemic has created an even greater move towards on-line shopping. We believe that continued social distancing and other healthcare mitigation will increase this trend of purchasing goods on-line for home delivery and that demand for U.S. warehouse and logistics space will increase further as a result. Additionally, global supply chains are expected to be reconfigured going forward in order to have less reliance on specific regions. U.S. manufacturing in many industries has been increasing in recent years and we expect that the COVID-19 situation will accelerate this trend. Further, because our weighted average lease maturity is 7.4 years and our weighted average fixed rate mortgage debt maturity is 11.3 years, we expect our cash flow to remain stable over long periods of time.

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

The following is a reconciliation of our Net Income (Loss) Attributable to Common Shareholders to our NOI for the three and six months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Net Income (Loss) Attributable to Common Shareholders	$(75,078)	$23,821	$(71,551)	$(8,543)
Plus: Preferred Dividends	6,764	4,480	12,862	8,901
Plus: General & Administrative Expenses	2,396	2,252	4,660	4,069
Plus: Non-recurring Severance Expense	0	0	786	0
Plus: Depreciation	11,475	10,756	22,907	21,234
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	767	721	1,521	1,423
Plus: Interest Expense, including Amortization of Financing Costs	9,050	9,598	18,259	18,603
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	83,075	(15,568)	86,710	27,059
Less: Dividend Income	(3,404)	(3,515)	(6,642)	(7,882)
Net Operating Income- NOI	$35,045	$32,545	$69,512	$64,864

The components of our NOI for the three and six months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Rental Revenue	$35,114	$32,934	$69,983	$65,551
Reimbursement Revenue	6,594	5,447	13,424	11,053
Total Rental and Reimbursement Revenue	41,708	38,381	83,407	76,604
Real Estate Taxes	(5,029)	(4,163)	(10,064)	(8,203)
Operating Expenses	(1,634)	(1,673)	(3,831)	(3,537)
Net Operating Income- NOI	$35,045	$32,545	$69,512	$64,864

NOI from property operations increased $2.5 million, or 8%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. NOI from property operations increased $4.6 million, or 7%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. This increase was primarily due to the acquisition of a 616,000 square foot industrial facility purchased during the first quarter of fiscal 2020 located in the Indianapolis, IN MSA, and a 350,000 square foot industrial facility purchased during the last quarter of fiscal 2019 located in Lafayette, IN. In addition, we purchased two industrial facilities during the first quarter of fiscal 2019, which are now generating the full rental run rate. One of these acquisitions was a 347,145 square foot industrial facility located in Trenton, NJ and one was a 127,000 square foot industrial facility located in Savannah, GA. Furthermore, we completed a 155,000 square foot building expansion at our property located in the Cincinnati, OH MSA during the second quarter of fiscal 2019, which increased the rent upon completion of the expansion. As further described below, on March 30, 2020, we purchased a 153,000 square foot industrial facility located in the Columbus, OH MSA which will be generating the full rental run rate in our upcoming third quarter.

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

On March 30, 2020, we purchased a newly constructed 153,000 square foot industrial building, situated on 24.2 acres, located in the Columbus, OH MSA. The building is 100% net-leased to Magna Seating of America, Inc. for 10 years through January 2030. The purchase price was $17.9 million. We obtained a 10 year, fully-amortizing mortgage loan of $9.4 million at a fixed interest rate of 3.47%. Annual rental revenue over the remaining term of the lease averages $1.2 million.

Amazon.com, Inc. and Magna Seating of America, Inc.’s ultimate parent, Magna International Inc. are publicly-owned companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

Commitments

We have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Georgia, North Carolina, Ohio, and Utah. These four future acquisitions total 1.5 million square feet, with net-leased terms ranging from 15 to 20 years, and with a weighted average lease term of 17.2 years. The aggregate purchase price for these properties is $229.6 million. Three of these four properties, consisting of approximately 844,000 square feet, or 56%, are leased for 15 years to FDX and its subsidiaries. All four properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing two of these transactions during fiscal 2020 and two of these transactions during fiscal 2021. In connection with three of these four properties, we have entered into commitments to obtain three separate 15 year fully-amortizing mortgage loans totaling $85.7 million with a weighted average fixed interest rate of 3.03%.

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

Changes in Results of Operations

As of March 31, 2020, we owned 116 properties with total square footage of 23.0 million, as compared to 113 properties with total square footage of 21.8 million, as of March 31, 2019, representing an increase in square footage of 5.6%. At quarter end, the Company’s weighted average lease term was approximately 7.4 years, as compared to 8.0 years at the end of the prior year period. Our occupancy rate was 99.4% as of March 31, 2020, as compared to 98.9% as of March 31, 2019, representing an increase of 50 basis points. Our weighted average building age was 9.4 years as of March 31, 2020, as compared to 8.8 years as of March 31, 2019.

Fiscal 2020 Renewals

In fiscal 2020, approximately 2% of our gross leasable area, representing five leases totaling 410,000 square feet, was set to expire. Four of these five leases have been renewed and one of these properties consisting of 55,000 square feet, is currently being marketed. The four leases that have been renewed represent 355,000 square feet, or 87% of the expiring square footage and have a weighted average lease term of 4.2 years.

We have incurred or we expect to incur tenant improvement costs of $423,000 and leasing commission costs of $217,000 in connection with these four lease renewals. The table below summarizes the lease terms of the four leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Elgin (Chicago), IL	Joseph T. Ryerson & Son, Inc.	89,052	$5.68	$5.68	1/31/20	$5.78	$5.50	1/31/25	5.0	$0.50	$0.17
Montgomery (Chicago), IL	Home Depot USA, Inc.	171,200	5.70	5.93	6/30/20	6.30	6.30	12/31/22	2.5	0	0.28
Ridgeland (Jackson), MS	Graybar Electric Company	26,340	4.36	4.36	7/31/20	4.62	4.44	7/31/25	5.0	0	0.14
Tampa, FL	Tampa Bay Grand Prix	68,385	3.83	4.48	9/30/20	5.39	5.00	9/30/27	7.0	0.42	0
	Total	354,977

Weighted Average			$5.24	$5.47		$5.87	$5.71		4.2	$0.28	$0.15

(1) Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These four lease renewals resulted in a U.S. GAAP straight-line weighted average lease rate of $5.87 per square foot. The renewed weighted average initial cash rent per square foot is $5.71. This compares to the former weighted average rent of $5.24 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.47 per square foot, resulting in an increase in the weighted average lease rate of 12.0% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 4.4% on a cash basis.

One of our tenants, Kellogg Sales Company, which leased our 55,000 square foot facility located in Newington, CT through February 29, 2020, did not renew their lease. As reported in the prior quarter, this property was under contract to be sold for $4.0 million, however, given the recent uncertain market conditions created by COVID-19, the purchaser terminated the contract during the due diligence period. This property is currently being marketed.

Effective January 7, 2020, we entered into a new two-year lease agreement with Sonwil Distribution Center, Inc. through January 31, 2022 for our 105,000 square foot facility located in Cheektowaga (Buffalo), NY. Annual rent is $630,000, representing $6.00 per square foot over the life of the lease.

Rental Revenue increased $2.2 million, or 7%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Rental Revenue increased $4.4 million, or 7%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. These increases were primarily due to the acquisition of a 616,000 square foot industrial facility purchased during the first quarter of fiscal 2020 located in the Indianapolis, IN MSA, and a 350,000 square foot industrial facility purchased during the last quarter of fiscal 2019 located in Lafayette, IN. In addition, we purchased two industrial facilities during the first quarter of fiscal 2019, which are now generating the full rental run rate. One of these acquisitions was a 347,145 square foot industrial facility located in Trenton, NJ and one was a 127,000 square foot industrial facility located in Savannah, GA. Furthermore, we completed a 155,000 square foot building expansion at our property located in the Cincinnati, OH MSA during the second quarter of fiscal 2019, which increased the rent upon completion of the expansion. On March 30, 2020, we purchased a 153,000 square foot industrial facility located in the Columbus, OH MSA which will be generating the full rental run rate in our upcoming third quarter.

Our single-tenant properties are subject to net-leases which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. Reimbursement Revenue increased $1.1 million, or 21%, Real Estate Tax Expense increased $866,000, or 21%, and Operating Expenses decreased $39,000, or 2% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. For the six months ended March 31, 2020, Reimbursement Revenue increased $2.4 million, or 21%, Real Estate Tax Expense increased $1.9 million, or 23%, and Operating Expenses increased $294,000, or 8% as compared to the six months ended March 31, 2019. These increases in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the six months ended March 31, 2020 and these increases in Reimbursement Revenue and Real Estate Taxes for the three months ended March 31, 2020 were primarily due to our newly acquired properties. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended March 31, 2020 was 99% for the three months ended March 31, 2020 compared to 93% for the three months ended March 31, 2019. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the six months ended March 31, 2020 was 97% for the six months ended March 31, 2020 compared to 94% for the six months ended March 31, 2019.

General and Administrative Expenses increased $144,000, or 6%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. General and Administrative Expenses increased $591,000, or 15%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. These increases were primarily due to an increase in salaries, corporate office rent and professional fees. General and Administrative Expenses, as a percentage of gross revenue (which includes Rental Revenue, Reimbursement Revenue and Dividend Income) was 5.3% for the three months ended March 31, 2020 as compared to 5.4% for the three months ended March 31, 2019 and was 5.2% for the six months ended March 31, 2020 as compared to 4.8% for the six months ended March 31, 2019. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation) was 43 basis points for the six months ended March 31, 2020 as compared to 38 basis points for the six months ended March 31, 2019.

On December 23, 2019, our General Counsel, Allison Nagelberg, announced her retirement effective December 31, 2019. In accordance with her severance package, during the first quarter of fiscal 2020, we incurred a one-time, Non-recurring Severance Expense of $786,000.

Depreciation increased $719,000, or 7%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Depreciation increased $1.7 million, or 8%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. Amortization of Capitalized Lease Costs and Intangible Assets increased $46,000, or 6%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Amortization of Capitalized Lease Costs and Intangible Assets increased $98,000, or 7%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. These increases were primarily due to the acquisition of two industrial properties purchased during the first quarter of fiscal 2019, one industrial property purchased during the last quarter of fiscal 2019 and one industrial property purchased during the first quarter of fiscal 2020. In addition, the increases in depreciation and amortization expenses were also the result of the building expansion completed during the second quarter of fiscal 2019 and the capital improvements and leasing costs incurred over the last four quarters.

The recognition of Unrealized Holding Gains (Losses) Arising During the Periods was due to the adoption of ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which became effective at the beginning of the prior fiscal year. With the adoption of ASU 2016-01, the changes in net unrealized holding gains and losses are recognized through net income. Therefore, the implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Unrealized Holding Loss Arising During the three months ended March 31, 2020 was $83.1 million and Unrealized Holding Gain for the three months ended March 31, 2019 was $15.6 million. Unrealized Holding Loss Arising During the six months ended March 31, 2020 was $86.7 million and Unrealized Holding Loss for the six months ended March 31, 2019 was $27.1 million. We recognized dividend income on our investments in securities of $3.4 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively, representing an $111,000 decrease. We recognized dividend income on our investments in securities of $6.6 million and $7.9 million for the six months ended March 31, 2020 and 2019, respectively, representing a $1.2 million decrease. This decrease is due to reduced dividends from our REIT securities portfolio. The REIT securities portfolio’s weighted average yield for the six months ended March 31, 2020 was approximately 8.9% as compared to 8.5% for the six months ended March 31, 2019. We held $99.0 million in marketable REIT securities as of March 31, 2020, representing 4.6% of our undepreciated assets.

Interest Expense, including Amortization of Financing Costs, decreased $548,000, or 6%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Interest Expense, including Amortization of Financing Costs, decreased $344,000, or 2%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. This decrease is primarily due to the decrease of both the outstanding balance and the interest rate of our Loans Payable balance. From March 31, 2019 to March 31, 2020, our Loans Payable balance was reduced by $54.8 million and our weighted average interest rate was reduced by 110 basis points. In addition, we had a decrease of 3 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.07% at March 31, 2019 to 4.04% at March 31, 2020. The decrease in Interest Expense, including Amortization of Financing Costs was partially offset by an increase in the Fixed Rate Mortgage Notes Payable balance which increased $25.3 million from March 31, 2019 to March 31, 2020.

Preferred Dividends increased $2.3 million, or 51%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 and increased $4.0 million, or 44.5% for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. These increases are due to the additional $130.0 million of 6.125% Series C Cumulative Redeemable Preferred Stock issued between March 31, 2019 and March 31, 2020.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $47.9 million and $50.2 million for the six months ended March 31, 2020 and 2019, respectively.

Real Estate Investments increased $77.4 million from September 30, 2019 to March 31, 2020. This increase was mainly due to the purchase of two net-leased industrial properties, located in the Indianapolis, IN MSA and the Columbus, OH MSA, totaling approximately 769,000 square feet, for $99.4 million. The increase was partially offset by Depreciation Expense on Real Estate Investments for the six months ended March 31, 2020 of $22.9 million.

Securities Available for Sale decreased $86.2 million from September 30, 2019 to March 31, 2020. The decrease was primarily due to a net increase in Unrealized Holding Losses of $86.7 million.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable), increased $34.8 million from September 30, 2019 to March 31, 2020. The increase was mostly due to the origination of two fully-amortizing mortgage loans for $61.9 million, with a weighted average interest rate of 4.15% obtained in connection with the two industrial properties purchased during the first half of fiscal 2020. Details on these two fixed rate mortgages are as follows:

Property	Mortgage amount (in thousands)	Maturity Date	Interest Rate
Indianapolis, IN	$52,500	11/1/2037	4.27%
Columbus, OH	9,400	1/1/2030	3.47%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $452,000. This increase was partially offset by scheduled payments of principal of $27.2 million. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $347,000 which is associated with two mortgages obtained in connection with two industrial properties purchased during the first half of fiscal 2020.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased slightly by 3 basis points from the prior year quarter from 4.07% at March 31, 2019 to 4.04% at March 31, 2020.

We are scheduled to repay a total of $57.0 million in mortgage principal payments over the next 12 months. We intend to make these principal payments from the cash on hand, funds generated from Cash from Operations, the DRIP, the At-The-Market Sales Agreement Program (Preferred Stock ATM Program), the Equity Distribution Agreement (Common Stock ATM Program), and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $47.9 million and $50.2 million for the six months ended March 31, 2020 and 2019, respectively. Dividends paid on common stock for the six months ended March 31, 2020 and 2019 were $33.1 million and $31.4 million, respectively (of which $5.6 million and $8.5 million, respectively, were reinvested). We pay dividends from cash generated from operations.

As of March 31, 2020, we held $99.0 million in marketable REIT securities, representing 4.6% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.2 billion as of March 31, 2020. In general, we may borrow up to 50% of the value of the marketable securities. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of March 31, 2020. At March 31, 2020, there were no amounts drawn down under the margin loan. The marketable REIT securities portfolio provides us with additional liquidity, diversification and income, and serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. As of March 31, 2020, we had net Unrealized Holding Losses on our portfolio of $136.1 million as compared to net Unrealized Holding Losses of $49.4 million as of September 30, 2019, representing an increase of $86.7 million. There have been no open market purchases or sales of securities during the six months ended March 31, 2020. We recognized dividend income on our investments in securities of $3.4 million and $6.6 million for the three and six months ended March 31, 2020.

On November 15, 2019 we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 3.05%. As of the quarter end and currently, we do not have any amount drawn down under our Revolver, resulting in the full $225.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

As of March 31, 2020, we owned 116 properties, of which 59 carried mortgage loans with outstanding principal balances totaling $787.6 million. The 57 unencumbered properties could be refinanced to raise additional funds, although covenants in our New Facility limit the amount of unencumbered properties that can be mortgaged. As of March 31, 2020, Loans Payable represented $75.0 million outstanding under our Term Loan.

As of March 31, 2020, we had total assets of $1.9 billion and liabilities of $881.2 million. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of March 31, 2020 was approximately 33% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of March 31, 2020 was approximately 29%. Our debt consists of 91% amortizing fixed rate debt with a weighted average interest rate of 4.04% and a weighted average loan maturity of 11.3 years. We believe that we have the ability to meet our obligations and to generate funds for new investments.

On February 6, 2020, we entered into a Common Stock ATM Program with BMO Capital Markets Corp., B. Riley FBR, Inc., D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (together the “Distribution Agents”) under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate sales price of up to $150.0 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Agreement, if any, will be in “at the market offerings.” We implemented the Common Stock ATM program for the flexibility that it provides to opportunistically access the capital markets and to best time our equity capital needs as we close on acquisitions. To date, we have not raised any equity though our Common Stock Equity Program. Based on current prevailing prices, we do not expect to utilize the Common Stock ATM program extensively at this time.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million, with $28.5 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on June 29, 2017. On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through March 31, 2020, we sold 8.8 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.90 per share, and generated net proceeds, after offering expenses, of $214.3 million, of which 3.3 million shares were sold during the six months ended March 31, 2020 at a weighted average price of $25.06 per share, generating net proceeds after offering expenses of $80.3 million. Of that amount, we sold 1.5 million shares during the three months ended March 31, 2020 at a weighted average price of $25.12 per share, generating net proceeds after offering expenses of $37.1 million. As of March 31, 2020, there is $79.1 million remaining that may be sold under the Preferred Stock ATM Program.

As of March 31, 2020, 17.2 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

We raised $24.1 million (including dividend reinvestments of $5.6 million) from the issuance of 1.8 million shares of common stock under our DRIP during the six months ended March 31, 2020. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 69,000 common shares under our DRIP for a total cost of $869,000, or a weighted average cost of $12.59 per share. Of the amount raised during the three months ended March 31, 2020, we raised $8.6 million (including dividend reinvestments of $1.4 million) from the issuance of 678,000 shares of common stock under our DRIP during the three months ended March 31, 2020.

During the six months ended March 31, 2020, we paid $33.1 million in total cash dividends, or $0.34 per share to common shareholders, of which $5.6 million was reinvested in the DRIP, representing a 17% participation rate. On April 1, 2020, our Board of Directors declared a dividend of $0.17 per common share to be paid on June 15, 2020 to common shareholders of record as of the close of business on May 15, 2020.

During the six months ended March 31, 2020, we paid $12.4 million in Preferred Dividends, or $0.765625 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2019 through February 29, 2020. As of March 31, 2020, we have accrued Preferred Dividends of $2.2 million covering the period March 1, 2020 to March 31, 2020. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. On April 1, 2020, our Board of Directors declared a dividend of $0.3828125 per share to be paid June 15, 2020 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 15, 2020.

We use a variety of sources to fund our cash needs in addition to cash generated from operations. We may sell marketable securities from our investment portfolio, borrow on our unsecured line of credit facility or securities margin loans, refinance debt, or raise capital through the DRIP, the Preferred Stock ATM Program, the Common Stock ATM Program or capital markets.

We have been raising capital through our DRIP, the Preferred Stock ATM Program, mortgage loans, draws on our unsecured line of credit, sale of marketable securities and funds generated from our investments in net-leased industrial properties. We may raise capital through registered direct placements, public offerings of common and preferred stock and through our Common Stock ATM Program. We believe that funds generated from operations, from the DRIP, from the Preferred Stock ATM Program, as well as our ability raise funds from our Common Stock ATM Program, and our ability to finance and refinance our properties, and our availability under our unsecured line of credit, will provide sufficient funds to adequately meet our obligations over the next year.

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 60 separate stand-alone leases covering 10.4 million square feet as of March 31, 2020 and 61 separate stand-alone leases covering 10.5 million square feet as of March 31, 2019. In this period of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed relief aid throughout the world. As of March 31, 2020, the 60 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 25 different states and have a weighted average lease maturity of 8.2 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 45% (5% to FDX and 40% to FDX subsidiaries) as of March 31, 2020 and 49% (5% to FDX and 44% to FDX subsidiaries) as of March 31, 2019. As of March 31, 2020, the only tenants that leased 5% or more of our total square footage were FDX and its subsidiaries and Amazon.com Services, Inc., which consists of four separate stand-alone leases for properties located in four different states, containing 1.4 million total square feet, comprising approximately 6% of our total rental square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (5% to FDX and 50% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020, and was 60% (5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019. The only tenants estimated to comprise 5% or more of our total Rental Reimbursement Revenue during the six months ended March 31, 2020 were FDX and its subsidiaries and Amazon.com Services, Inc., which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue. For the six months ended March 31, 2019, no tenant, other than FDX and its subsidiaries, accounted for 5% or more of our total Rental and Reimbursement Revenue.

FDX and Amazon.com, Inc. are publicly-owned companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon.com, Inc. are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A2”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, Amazon.com, Inc., S&P Global Ratings or Moody’s on such websites.

We have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Georgia, North Carolina, Ohio, and Utah. These four future acquisitions total 1.5 million square feet, with net-leased terms ranging from 15 to 20 years, and with a weighted average lease term of 17.2 years. The aggregate purchase price for these properties is $229.6 million. Three of these four properties, consisting of approximately 844,000 square feet, or 56%, are leased for 15 years to FDX and its subsidiaries. All four properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing two of these transactions during fiscal 2020 and two of these transactions during fiscal 2021. In connection with three of these four properties, we have entered into commitments to obtain three separate 15 year fully-amortizing mortgage loans for $85.7 million with a weighted average fixed interest rate of 3.03%.

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

The following is a reconciliation of our U.S. GAAP Net Income to our FFO and AFFO for the three and six months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Net Income (Loss) Attributable to Common Shareholders	$(75,078)	$23,821	$(71,551)	$(8,543)
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	83,075	(15,568)	86,710	27,059
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	11,409	10,589	22,788	21,026
Plus: Amortization of Intangible Assets	508	505	1,016	1,005
Plus: Amortization of Capitalized Lease Costs	285	241	557	470
FFO Attributable to Common Shareholders	20,199	19,588	39,520	41,017
Plus: Depreciation of Corporate Office Capitalized Costs	66	167	118	208
Plus: Stock Compensation Expense	114	215	270	344
Plus: Amortization of Financing Costs	322	320	758	637
Plus: Non-recurring Severance Expense	0	0	786	0
Less: Recurring Capital Expenditures	(717)	(630)	(936)	(1,187)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(632)	(488)	(1,232)	(825)
AFFO Attributable to Common Shareholders	$19,352	$19,172	$39,284	$40,194

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the six months ended March 31, 2020 and 2019 (in thousands):

	Six Months Ended	Six Months Ended
	3/31/2020	3/31/2019

Operating Activities	$47,854	$50,218
Investing Activities	(101,388)	(173,028)
Financing Activities	69,268	129,844

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to March 31, 2020 (the date of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “10-K”) which could materially affect the Company’s business, financial condition or future results. The risks described in the 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes to the Risk Factors except as set forth below:

We face various risks and uncertainties related to public health crises, including the recent and ongoing global outbreak of the novel coronavirus (COVID-19). The COVID-19 pandemic is growing and its impacts are uncertain and hard to measure, but may have a material adverse effect on us.

We face various risks and uncertainties related to public health crises, including the recent and ongoing global COVID-19 pandemic, which has disrupted financial markets and significantly impacted worldwide economic activity to date and is likely to continue to do so. The future effects of the evolving impact of the COVID-19 pandemic as well as mandatory and voluntary actions taken to mitigate the public health impact of the pandemic are uncertain, however, they may have a material adverse effect on our financial condition.

The COVID-19 pandemic and social and governmental responses to the pandemic have caused, and are likely to continue to cause, severe economic, market and other disruptions worldwide. The extent to which COVID-19 and related actions impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, the success of governmental actions undertaken to support the economy during the pandemic and the duration and severity of direct and indirect economic effects of the illness and containment measures, among others. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity, results of operations or prospects, it may also have the effect of heightening many of the other risks described in our 10-K under the heading “Risk Factors”.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds. – None

On January 16, 2020, our Board of Directors reaffirmed our Common Stock Repurchase Program (the “Program”) that authorizes us to purchase up to $50.0 million of shares of our common stock. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. During March 2020, we repurchased 300,000 shares of our common stock for $3.2 million at an average price of $10.70 per share pursuant to the Program, and subsequent to quarter-end, we repurchased 100,000 shares of our common stock for $1.1 million at an average price of $10.66 per share, for an aggregate to date of 400,000 shares of our common stock for $4.3 million at an average price of $10.69 per share. These are the only repurchases made under the Program to date. Repurchases executed under the Program were as follows:

	Total Number of Common Stock Shares Purchased	Average Price Paid Per Share of Common Stock	Total Number of Common Stock Shares Purchased as Part of Our Common Stock Repurchase Program	Maximum Dollar Value of Shares of Common Stock that May Yet be Purchased Under Our Common Stock Repurchase Program (in thousands)
January 2020	-	-	-	$50,000
February 2020	-	-	-	$50,000
March 2020	300,000	$10.70	300,000	$46,791
April 2020	100,000	$10.66	100,000	$45,724

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.

Other Information.

The information in the following paragraph supersedes and replaces the information in the fifth paragraph under the caption “Material United States Federal Income Tax Considerations—Cash/Income Differences/Phantom Income” in our Registration Statement on Form S-3 (Commission File No. 333-226511):

Further, under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as revised by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), our deduction for net business interest expense generally will be limited to 50%, for our 2019 and 2020 taxable years, and 30%, for tax years beginning in 2021, of our adjusted taxable income (as defined in Section 163(j) of the Code, as revised by the TCJA and the CARES Act).  If we are subject to this interest expense limitation, our REIT taxable income for a taxable year may be increased. Taxpayers that engage in certain real estate businesses may elect out of this rule, provided that such electing taxpayers must use an alternative depreciation system. We believe that we will be eligible to make this election. If we make this election, although we would not be subject to the interest expense limitation described above, our depreciation deductions may be reduced and, as a result, our REIT taxable income for a taxable year may be increased.

Item 6.	Exhibits

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE
INVESTMENT CORPORATION

Date:	May 6, 2020	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	May 6, 2020	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

