Form 10-Q
period 2020-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2020-08-04
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of August 1, 2020: 97,976,141

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2020

C O N T E N T S

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND SEPTEMBER 30, 2019

(in thousands except per share amounts)

	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS
Real Estate Investments:
Land	$249,118	$239,299
Buildings and Improvements	1,778,055	1,627,219
Total Real Estate Investments	2,027,173	1,866,518
Accumulated Depreciation	(284,058)	(249,584)
Real Estate Investments	1,743,115	1,616,934

Cash and Cash Equivalents	12,104	20,179
Securities Available for Sale at Fair Value	118,877	185,250
Tenant and Other Receivables	2,565	1,335
Straight-line Rent Receivable	12,453	11,199
Prepaid Expenses	8,957	6,714
Intangible Assets, net of Accumulated Amortization of $17,225 and $15,686, respectively	17,154	14,970
Capitalized Lease Costs, net of Accumulated Amortization of $4,184 and $3,378, respectively	5,860	5,670
Financing Costs, net of Accumulated Amortization of $259 and $1,352, respectively	1,477	144
Other Assets	8,863	9,553

TOTAL ASSETS	$1,931,425	$1,871,948

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2020 AND SEPTEMBER 30, 2019

(in thousands except per share amounts)

	June 30, 2020	September 30, 2019
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$804,342	$744,928
Loans Payable	80,000	95,000
Accounts Payable and Accrued Expenses	4,177	3,570
Other Liabilities	19,121	17,407
Total Liabilities	907,640	860,905

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 21,900 and 16,400 Shares Authorized as of June 30, 2020 and September 30, 2019, respectively; 17,354 and 13,907 Shares Issued and Outstanding as of June 30, 2020 and September 30, 2019, respectively	433,850	347,678
Common Stock, $0.01 Par Value Per Share: 200,000 and 188,040 Shares Authorized as of June 30, 2020 and September 30, 2019, respectively; 97,972 and 96,399 Shares Issued and Outstanding as of June 30, 2020 and September 30, 2019, respectively	980	964
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of June 30, 2020 and September 30, 2019; No Shares Issued or Outstanding as of June 30, 2020 and September 30, 2019	0	0
Additional Paid-In Capital	588,955	662,401
Undistributed Income	0	0
Total Shareholders’ Equity	1,023,785	1,011,043

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,931,425	$1,871,948

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
INCOME:
Rental Revenue	$35,427	$33,127	$105,410	$98,678
Reimbursement Revenue	6,348	5,421	19,772	16,473
TOTAL INCOME	41,775	38,548	125,182	115,151

EXPENSES:
Real Estate Taxes	5,140	4,168	15,205	12,370
Operating Expenses	1,427	1,649	5,258	5,186
General & Administrative Expenses	2,198	2,351	6,858	6,420
Non-recurring Severance Expense	0	0	786	0
Depreciation	11,743	10,833	34,650	32,067
Amortization of Capitalized Lease Costs and Intangible Assets	788	721	2,308	2,144
TOTAL EXPENSES	21,296	19,722	65,065	58,187

OTHER INCOME (EXPENSE):
Dividend Income	2,344	3,686	8,987	11,569
Unrealized Holding Gains (Losses) Arising During the Periods	19,610	(11,609)	(67,100)	(38,668)
Interest Expense, including Amortization of Financing Costs	(8,975)	(9,275)	(27,235)	(27,879)
TOTAL OTHER INCOME (EXPENSE)	12,979	(17,198)	(85,348)	(54,978)

NET INCOME (LOSS)	33,458	1,628	(25,231)	1,986

Less: Preferred Dividends	6,607	4,749	19,469	13,650

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$26,851	$(3,121)	$(44,700)	$(11,664)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019 – CONTINUED

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019

BASIC INCOME (LOSS) – PER SHARE
Net Income (Loss)	$0.34	$0.02	$(0.26)	$0.02
Less: Preferred Dividends	(0.07)	(0.05)	(0.20)	(0.15)
Net Income (Loss) Attributable to Common Shareholders - Basic	$0.27	$(0.03)	$(0.46)	$(0.13)

DILUTED INCOME (LOSS) – PER SHARE
Net Income (Loss)	$0.34	$0.02	$(0.26)	$0.02
Less: Preferred Dividends	(0.07)	(0.05)	(0.20)	(0.15)
Net Income (Loss) Attributable to Common Shareholders - Diluted	$0.27	$(0.03)	$(0.46)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)

Basic	97,906	94,399	97,548	92,619
Diluted	97,962	94,493	97,626	92,719

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance March 31, 2020	$980	$429,215	$578,648	$0	$0	$1,008,843
Shares Issued in Connection with the DRIP (1)	1	0	1,171	0	0	1,172
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	4,635	(107)	0	0	4,528
Shares Repurchased through the Common Stock Repurchase Plan	(1)	0	(1,065)	0	0	(1,066)
Stock Compensation Expense	0	0	98	0	0	98
Distributions To Common Shareholders ($0.17 per share)	0	0	10,210	(26,851)	0	(16,641)
Net Income (Loss)	0	0	0	33,458	0	33,458
Preferred Dividends ($0.3828125 per share)	0	0	0	(6,607)	0	(6,607)
Balance June 30, 2020	$980	$433,850	$588,955	$0	$0	$1,023,785

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance March 31, 2019	$939	$299,230	$642,943	$0	$0	$943,112
Shares Issued in Connection with the DRIP (1)	13	0	16,834	0	0	16,847
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	13,430	(663)	0	0	12,767
Stock Compensation Expense	0	0	231	0	0	231
Distributions To Common Shareholders ($0.17 per share)	0	0	(19,185)	3,121	0	(16,064)
Net Income (Loss)	0	0	0	1,628	0	1,628
Preferred Dividends ($0.3828125 per share)	0	0	0	(4,749)	0	(4,749)
Balance June 30, 2019	$952	$312,660	$640,160	$0	$0	$953,772

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2019	$964	$347,678	$662,401	$0	$0	$1,011,043
Shares Issued in Connection with the DRIP (1)	19	0	25,281	0	0	25,300
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	86,172	(1,357)	0	0	84,815
Shares Issued Through the Exercise of Stock Options	1	0	1,015	0	0	1,016
Shares Repurchased through the Common Stock Repurchase Plan	(4)	0	(4,272)	0	0	(4,276)
Stock Compensation Expense	0	0	368	0	0	368
Distributions To Common Shareholders ($0.51 per share)	0	0	(94,481)	44,700	0	(49,781)
Net Income (Loss)	0	0	0	(25,231)	0	(25,231)
Preferred Dividends ($1.1484375 per share)	0	0	0	(19,469)	0	(19,469)
Balance June 30, 2020	$980	$433,850	$588,955	$0	$0	$1,023,785

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2018	$815	$287,200	$534,635	$0	$(24,744)	$797,906
Impact of Adoption of Accounting Standards Update 2016-01	0	0	0	(24,744)	24,744	0
Shares Issued in Connection with the DRIP (1)	44	0	57,417	0	0	57,461
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	92	0	132,246	0	0	132,338
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	25,460	(1,411)	0	0	24,049
Shares Issued Through the Exercise of Stock Options	1	0	566	0	0	567
Stock Compensation Expense	0	0	574	0	0	574
Distributions To Common Shareholders ($0.51 per share)	0	0	(83,867)	36,408	0	(47,459)
Net Income (Loss)	0	0	0	1,986	0	1,986
Preferred Dividends ($1.1484375 per share)	0	0	0	(13,650)	0	(13,650)
Balance June 30, 2019	$952	$312,660	$640,160	$0	$0	$953,772

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands)

	Nine Months Ended	Nine Months Ended
	6/30/2020	6/30/2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(25,231)	$1,986
Noncash Items Included in Net Income (Loss):
Depreciation & Amortization	38,043	35,167
Deferred Straight Line Rent	(1,459)	(1,352)
Stock Compensation Expense	368	574
Securities Available for Sale Received as Dividend Income	(977)	(651)
Unrealized Holding Losses Arising During the Periods	67,100	38,668
Changes In:
Tenant & Other Receivables	(1,153)	664
Prepaid Expenses	(2,242)	(1,185)
Other Assets & Capitalized Lease Costs	(1,999)	173
Accounts Payable, Accrued Expenses & Other Liabilities	2,482	709
NET CASH PROVIDED BY OPERATING ACTIVITIES	74,932	74,753

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(160,023)	(113,406)
Capital Improvements	(4,726)	(11,594)
Return of Deposits on Real Estate	2,000	200
Deposits Paid on Acquisitions of Real Estate	(550)	(6,400)
Proceeds from Securities Available for Sale Called for Redemption	250	0
Purchase of Securities Available for Sale	0	(54,136)
NET CASH USED IN INVESTING ACTIVITIES	(163,049)	(185,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Repayments on Loans Payable	(15,000)	(60,422)
Proceeds from Fixed Rate Mortgage Notes Payable	100,560	72,500
Principal Payments on Fixed Rate Mortgage Notes Payable	(41,166)	(50,180)
Financing Costs Paid on Debt	(2,397)	(444)
Proceeds from the Exercise of Stock Options	1,016	567
Proceeds from Underwritten Public Offering of Common Stock, net of offering costs	0	132,338
Proceeds from At-The-Market 6.125% Series C Preferred Stock, net of offering costs	84,815	24,049
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	18,641	44,618
Shares repurchased through the Common Stock Repurchase Plan	(4,276)	0
Preferred Dividends Paid	(19,029)	(13,520)
Common Dividends Paid, net of Reinvestments	(43,122)	(34,616)
NET CASH PROVIDED BY FINANCING ACTIVITIES	80,042	114,890

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,075)	4,307
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,179	9,324
CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,104	$13,631

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2020

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of June 30, 2020, we owned 118 properties with total square footage of 23.4 million, as compared to 114 properties with total square footage of 22.3 million as of September 30, 2019. Our occupancy rate at the end of the quarter was 99.4% as compared to 98.9% as of September 30, 2019. Our properties are located in 31 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. As of the quarter ended June 30, 2020, our weighted average lease maturity was 7.2 years and our annualized weighted-average base rent per occupied square foot was $6.35. As of June 30, 2020, the weighted average building age, based on the square footage of our buildings, was 9.5 years. We also own a portfolio of REIT investment securities, and are in the process of gradually reducing the size of this portfolio to no more than approximately 5% of our undepreciated assets (which is our total assets, excluding accumulated depreciation). We held $118.9 million in marketable REIT securities as of June 30, 2020, representing 5.4% of our undepreciated assets. Total assets excluding accumulated depreciation were $2.2 billion as of June 30, 2020.

The future effects of the evolving impact of the COVID-19 pandemic are uncertain, however, at this time COVID-19 has not had a material adverse effect on our financial condition. We invest in modern single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. Our investments are exclusively situated in the continental United States, and are primarily located in strategic locations that are mission-critical to our tenants’ needs. In many cases our buildings are highly automated in order to serve the omni-channel distribution networks that have become essential today. Approximately 81% of our revenue is derived from investment-grade tenants, or their subsidiaries as defined by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to S&P Global Ratings and Moody’s are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 pandemic has created an even greater move towards on-line shopping. As a result of state and local government shutdowns, ecommerce sales as a percentage of total retail sales increased from approximately 15% to 27% during the recent quarter. The COVID-19 pandemic has also created a need for supply chain reconfiguration. Increased inventory stocking is currently taking place across many industries and it appears that this trend will continue in order to accommodate surges in demand. Additionally, U.S. manufacturing has been increasing in recent years and the COVID-19 pandemic has accelerated this trend as supply chains now prefer shorter distances and less reliance on foreign sources. Our portfolio of modern, net-leased industrial properties, based solely in the continental U.S., continues to provide shareholders with reliable and predictable income streams. Our resilient rent collection results during these challenging times highlights the mission-critical nature of our assets and underscores the essential need for our tenants’ operations. Furthermore, because our weighted average lease maturity is 7.2 years and our weighted average fixed rate mortgage debt maturity is 11.2 years, we expect our cash flow to remain resilient over long periods of time.

Our base rent collections during the COVID-19 pandemic were as follows:

Month	Percentage of Base Rent Collected
March	100.0%
April	99.6%
May	97.9%
June	99.4%
July	99.6%

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income (Loss) and amounted to $98,000 and $231,000 for the three months ended June 30, 2020 and 2019, respectively and amounted to $368,000 and $574,000 for the nine months ended June 30, 2020 and 2019, respectively.

During the nine months ended June 30, 2020 and 2019, the following stock options, which vest one year after grant date, were granted under our Stock Option Plan:

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

The weighted-average fair value of options granted during the nine months ended June 30, 2020 and 2019 was $1.24 and $1.17 per share subject to the option, respectively.

During the nine months ended June 30, 2020, no shares of restricted stock were granted. During the nine months ended June 30, 2019, 25,000 shares of restricted stock were granted. During the nine months ended June 30, 2020, two participants exercised options to purchase 95,000 shares of common stock at a weighted average price of $10.69 per share for total proceeds of $1.0 million. During the nine months ended June 30, 2019, one participant exercised options to purchase 65,000 shares of common stock at a price of $8.72 per share for total proceeds of $567,000. During the nine months ended June 30, 2020, two participants forfeited options to purchase 100,000 shares of common stock at a weighted average price of $13.97. As of June 30, 2020, a total of 1.2 million shares were available for grant as stock, stock options, restricted stock, or other equity-based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of June 30, 2020, there were outstanding options to purchase 950,000 shares with an aggregate intrinsic value of $1.5 million.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessee and lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net-leases and since we previously did not capitalize indirect costs for leases, we continue to account for our leases and related leasing costs in substantially the same manner as we previously did prior to the adoption of the ASU 2016-02 on October 1, 2019. In addition, the guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. Therefore, the most significant impact for us is the recognition of our corporate office lease, while accounting where we are the lessor remains substantially the same. Upon adoption, we calculated the asset and lease liability equal to the present value of the minimum lease payments due under our corporate office lease and determined that the asset and lease liability was immaterial to our Consolidated Financial Statements. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. In December 2018, the FASB issued ASU 2018-20 “Narrow-Scope Improvements for Lessors.” Similar to ASU 2018-10, ASU 2018-20 affects narrow aspects of the guidance issued earlier in ASU 2016-02 as well by providing additional clarification related to the guidance issued earlier. The most significant changes related to lessor accounting under ASU 2018-20 is the clarification of how to treat payments made by a lessee directly to a third party, such as real estate taxes paid by the lessee directly to the taxing authority, whereby items paid directly by the lessee to a third party should not be reflected in the lessors income statement and, thus, should not be bifurcated and included in revenue and operating expenses. A majority of our reimbursable expenses are paid by us and are billed back to our lessees. Therefore, these reimbursable expenses will continue to be presented separately by bifurcating these revenue and expense items in our Consolidated Statements of Income (Loss). We adopted these standards effective October 1, 2019 and the adoption of these standards did not have a significant impact on our consolidated financial statements and related disclosures. The only effect the adoption of these standards had on our consolidated financial statements and related disclosures effective October 1, 2019 are instances where certain types of payments are made by a lessee directly to a third party whereas these payments are no longer presented on a gross basis in our Consolidated Statements of Income, which have an immaterial effect on our reported revenue and a net zero effect on our Net Income Attributable to Common Shareholders. In addition, in order to conform to the current period’s presentation, Real Estate Taxes and Reimbursement Revenue for the three and nine months ended June 30, 2019 were reduced by $924,000 and $2.8 million, respectively, for the amount of Real Estate Taxes made by a lessee directly to a third party during the three and nine months ended June 30, 2019.

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

Derivative Financial Instruments

As further discussed in “Note 5 – Debt”, on November 15, 2019, we entered into a $75.0 million unsecured term loan. The term loan bears interest using the London Interbank Offered Rate (LIBOR) variable rate plus an applicable spread. To reduce floating interest rate exposure under the term loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the term loan resulting in an all-in rate of 2.92%. This interest rate swap agreement is considered a derivative financial instrument used to manage our exposure to fluctuations in interest rates on our term loan. Derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. We have not entered into, nor do we plan to enter into, derivative financial instruments for trading or speculative purposes. As of June 30, 2020, we believe we do not have any significant risk associated with non-performance of the financial institutions that are the counterparty to our derivative contract. Our interest rate swap agreement is deemed effective and is classified as a cash flow hedge. Therefore, charges or credits relating to the changes in fair values of our effective interest rate swap are made to Other Comprehensive Income. As of June 30, 2020, we have determined that the effect on our Consolidated Balance Sheet and Other Comprehensive Income relating to the fair value of our interest rate swap was immaterial to our Consolidated Financial Statements.

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

In addition, common stock equivalents of 56,000 and 94,000 shares are included in the diluted weighted average shares outstanding for the three months ended June 30, 2020 and 2019, respectively, and common stock equivalents of 78,000 and 100,000 shares are included in the diluted weighted average shares outstanding for the nine months ended June 30, 2020 and 2019. For the diluted weighted average shares outstanding for the three months ended June 30, 2020 and 2019, 625,000 and 305,000 options to purchase shares of common stock were antidilutive. For the diluted weighted average shares outstanding for the nine months ended June 30, 2020 and 2019, 315,000 and 305,000 options to purchase shares of common stock, respectively, were antidilutive.

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

On May 21, 2020, we purchased a newly constructed 286,000 square foot industrial building, situated on 39.3 acres, located in the Greensboro, NC MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through April 2035. The purchase price was $47.6 million. We obtained a 15 year, fully-amortizing mortgage loan of $30.3 million at a fixed interest rate of 3.10%. Annual rental revenue over the remaining term of the lease averages $3.0 million.

On May 21, 2020, we also purchased a newly constructed 70,000 square foot industrial building, situated on 7.5 acres, located in the Salt Lake City, UT MSA. The building is 100% net-leased to FedEx Corporation for 15 years through March 2035. The purchase price was $12.9 million. We obtained a 15 year, fully-amortizing mortgage loan of $8.4 million at a fixed interest rate of 3.18%. Annual rental revenue over the remaining term of the lease averages $772,000.

Amazon.com, Inc., Magna Seating of America, Inc.’s ultimate parent, Magna International Inc. and FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation are publicly-owned companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

We evaluated the property acquisitions which took place during the nine months ended June 30, 2020, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the properties purchased during fiscal 2020 as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $141,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions.

The financial information set forth below summarizes our purchase price allocation for these properties acquired during the nine months ended June 30, 2020 that is accounted for as an asset acquisition (in thousands):

Land	$9,820
Building	146,480
In-Place Leases	3,723

The following table summarizes the operating results included in our Consolidated Statements of Income (Loss) for the properties acquired during the three and nine months ended June 30, 2020 (in thousands):

	Three Months Ended 06/30/2020	Nine Months Ended 06/30/2020

Rental Revenues	$1,962	$4,332
Net Income Attributable to Common Shareholders	592	1,069

Proforma information

The following unaudited pro-forma condensed financial information has been prepared utilizing our historical financial statements and the effect of additional revenue and expenses generated from properties acquired and expanded during fiscal 2020 to date, and during fiscal 2019, assuming that the acquisitions and completed expansions had occurred as of October 1, 2018, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions and expansions. Furthermore, the net proceeds raised from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro-forma Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2018. Additionally, the net proceeds raised from the issuance of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), through our At-The-Market Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro-forma preferred dividend has been adjusted to account for its effect on pro-forma Net Income (Loss) Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2018.

The unaudited pro-forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended (in thousands, except per share amounts)
	6/30/2020		6/30/2019
	As Reported	Pro-forma	As Reported	Pro-forma
Rental Revenue	$35,427	$36,008	$33,127	$36,013
Net Income (Loss) Attributable to Common Shareholders	$26,851	$26,906	$(3,121)	$(3,866)
Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$0.27	$0.27	$(0.03)	$(0.04)

	Nine Months Ended (in thousands, except per share amounts)
	6/30/2020		6/30/2019
	As Reported	Pro-forma	As Reported	Pro-forma
Rental Revenue	$105,410	$108,826	$98,678	$107,961
Net Income (Loss) Attributable to Common Shareholders	$(44,700)	$(43,499)	$(11,664)	$(13,343)
Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$(0.46)	$(0.45)	$(0.13)	$(0.14)

Tenant Concentration

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 62 separate stand-alone leases covering 10.7 million square feet as of June 30, 2020 and 61 separate stand-alone leases covering 10.5 million square feet as of June 30, 2019. In periods of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed supplies throughout the world. As of June 30, 2020, the 62 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 26 different states and have a weighted average lease maturity of 8.2 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 46% (5% to FDX and 41% to FDX subsidiaries) as of June 30, 2020 and 48% (5% to FDX and 43% to FDX subsidiaries) as of June 30, 2019. As of June 30, 2020, the only tenants that leased 5% or more of our total square footage were FDX and its subsidiaries and Amazon.com Services, Inc., which consists of four separate stand-alone leases for properties located in four different states, containing 1.4 million total square feet, comprising approximately 6% of our total rental square feet. None of our properties are subject to a master lease or any cross-collateralization agreements. As of June 30, 2019, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 56% (5% to FDX and 51% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020, and was 60% (5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019. The only tenants estimated to comprise 5% or more of our total Rental Reimbursement Revenue during the nine months ended June 30, 2020 were FDX and its subsidiaries and Amazon.com Services, Inc., which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue. For the nine months ended June 30, 2019, no tenant, other than FDX and its subsidiaries, accounted for 5% or more of our total Rental and Reimbursement Revenue.

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $118.9 million as of June 30, 2020, representing 5.4% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.2 billion as of June 30, 2020. We are in the process of gradually reducing the size of this portfolio to no more than approximately 5% of our undepreciated assets. Our REIT securities portfolio provides us with diversification, income, and is a source of potential liquidity when needed. We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery.

We recognized dividend income on our investments in securities of $2.3 million and $9.0 million for the three and nine months ended June 30, 2020. There have been no open market purchases or sales of securities during the nine months ended June 30, 2020. During the nine months ended June 30, 2020, one of our preferred stock investments was called for redemption at its liquidation value, which was equal to our cost basis. We owned a total of 1.3 million common shares in UMH Properties, Inc. (UMH), a related REIT, as of June 30, 2020, at a total cost of $13.6 million and a fair value of $16.9 million representing 3.2% of the outstanding common shares of UMH. Dividends received from our UMH common shares are reinvested through UMH’s Dividend Reinvestment and Stock Purchase Plan. In addition, as of June 30, 2020, we owned 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2.5 million with a fair value of $2.5 million. The total unrealized gain on our investment in UMH’s common and preferred stock as of June 30, 2020 was $3.3 million.

As of June 30, 2020, we had total net unrealized holding losses on our securities portfolio of $116.5 million. As a result of the adoption of ASU 2016-01, effective October 1, 2018, we recorded a $24.7 million adjustment to opening retained earnings. In addition, $19.6 million of net unrealized holding gains and $67.1 million of the net unrealized holding losses have been reflected as Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income (Loss) for the three and nine months ended June 30, 2020, respectively.

NOTE 5 – DEBT

For the three months ended June 30, 2020 and 2019, amortization of financing costs included in interest expense was $326,000 and $319,000, respectively. For the nine months ended June 30, 2020 and 2019, amortization of financing costs included in interest expense was $1,084,000 and $956,000, respectively.

As of June 30, 2020, we owned 118 properties, of which 61 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $812.3 million. The following is a summary of our Fixed Rate Mortgage Notes Payable as of June 30, 2020 and September 30, 2019 (in thousands):

17

	6/30/2020		9/30/2019
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$812,309	4.00%	$752,916	4.03%

Debt Issuance Costs	$12,249		$11,733
Accumulated Amortization of Debt Issuance Costs	(4,282)		(3,745)
Unamortized Debt Issuance Costs	$7,967		$7,988

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$804,342		$744,928

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of June 30, 2020, interest payable on these mortgages were at fixed rates ranging from 3.10% to 6.875%, with a weighted average interest rate of 4.00%. This compares to a weighted average interest rate of 4.03% as of September 30, 2019 and 4.03% as of June 30, 2019. As of June 30, 2020, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.2 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.3 years as of September 30, 2019 and 11.5 years as of June 30, 2019.

In connection with the four properties acquired during the nine months ended June 30, 2020, which are located in the Indianapolis, IN, Columbus, OH, Greensboro, NC and Salt Lake City, UT MSAs (as described in Note 3), we obtained an 18 year fully-amortizing mortgage loan, a 10 year fully-amortizing loan and two 15 year fully-amortizing mortgage loans, respectively. The four mortgage loans originally totaled $100.6 million with a weighted average maturity of 16.1 years and a weighted average interest rate of 3.75%.

During the nine months ended June 30, 2020, we fully repaid two self-amortizing mortgage loans for our properties located in Augusta, GA and Huntsville, AL. These loans were at a weighted average interest rate of 5.52%.

On November 15, 2019, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.61%. As of the quarter end and currently, we do not have any amount drawn down under our Revolver, resulting in the full $225.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

From time to time we may use a margin loan for temporary funding of acquisitions and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of June 30, 2020 and 3.0% as of June 30, 2019. At June 30, 2020, there was $5.0 million drawn down under the margin loan and there was $16.2 million drawn down under the margin loan as of June 30, 2019. Subsequent to the June 30, 2020 quarter end, on July 22, 2020, we paid off the margin loan.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of June 30, 2020 consisted of 200.0 million shares of common stock, of which 98.0 million shares were issued and outstanding, 21.9 million authorized shares of 6.125% Series C Preferred Stock, of which 17.4 million shares were issued and outstanding, and 200.0 million authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

We raised $25.3 million (including dividend reinvestments of $6.7 million) from the issuance of 1.9 million shares of common stock under our DRIP during the nine months ended June 30, 2020. Of that amount, we raised $1.2 million (including dividend reinvestments of $1.0 million) from the issuance of 91,000 shares of common stock under our DRIP during the three months ended June 30, 2020. During the nine months ended June 30, 2020, we paid $49.8 million in total cash dividends, or $0.51 per share, to common shareholders, of which $6.7 million was reinvested in the DRIP, representing a 13% participation rate. On July 1, 2020, our Board of Directors declared a dividend of $0.17 per share to be paid September 15, 2020 to common shareholders of record as of the close of business on August 17, 2020.

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

Under the Program, during March 2020 we repurchased 300,000 shares of our common stock for $3.2 million at an average price of $10.70 per share and during April 2020, we repurchased 100,000 shares of our common stock for $1.1 million at an average price of $10.66 per share. These are the only repurchases made under the Program to date.

6.125% Series C Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2020, we paid $19.0 million in Preferred Dividends, or $1.1484375 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2019 through May 31, 2020. As of June 30, 2020, we have accrued Preferred Dividends of $2.2 million covering the period June 1, 2020 to June 30, 2020. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On July 1, 2020, our Board of Directors declared a dividend of $0.3828125 per share to be paid September 15, 2020 to the 6.125% Series C Preferred shareholders of record as of the close of business on August 17, 2020.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million, with $28.5 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on June 29, 2017. On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through June 30, 2020, we sold 9.0 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.90 per share, and generated net proceeds, after offering expenses, of $218.8 million, of which 3.4 million shares were sold during the nine months ended June 30, 2020 at a weighted average price of $25.05 per share, generating net proceeds after offering expenses of $84.8 million. Of that amount, we sold 185,000 shares during the three months ended June 30, 2020 at a weighted average price of $24.93 per share, generating net proceeds after offering expenses of $4.5 million. As of June 30, 2020, there is $74.5 million remaining that may be sold under the Preferred Stock ATM Program.

As of June 30, 2020, 17.4 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to the June 30, 2020 quarter end, we sold 228,000 shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $24.91 per share, and realized net proceeds, after offering expenses, of $5.6 million.

NOTE 7 - FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities.

The fair value of these financial assets was determined using the following inputs at June 30, 2020 and September 30, 2019 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2020:
Equity Securities – Preferred Stock	$6,772	$6,772	$0	$0
Equity Securities – Common Stock	112,103	112,103	0	0
Mortgage Backed Securities	2	2	0	0
Total Securities Available for Sale at Fair Value	$118,877	$118,877	$0	$0

As of September 30, 2019:
Equity Securities – Preferred Stock	$13,167	$13,167	$0	$0
Equity Securities – Common Stock	172,081	172,081	0	0
Mortgage Backed Securities	2	2	0	0
Total Securities Available for Sale at Fair Value	$185,250	$185,250	$0	$0

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted-average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At June 30, 2020, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $836.2 million and the carrying value amounted to $812.3 million.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2020 and 2019 was $26.2 million and $27.1 million, respectively.

During the nine months ended June 30, 2020 and 2019, we had dividend reinvestments of $6.7 million and $12.8 million, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

We have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Georgia, Ohio, Oklahoma and Tennessee. These four future acquisitions total 1.5 million square feet, with net-leased terms ranging from 10 to 20 years, and with a weighted average lease term of 16.8 years. The aggregate purchase price for these properties is $218.7 million. Two of these four properties, consisting of approximately 747,000 square feet, or 49%, are leased for 15 years to FedEx Ground Package System, Inc., one of these four properties, consisting of approximately 658,000 square feet or 43%, is leased for 20 years to Home Depot, Inc., and the other property, consisting of approximately 120,000 square feet, or 8%, is leased for 10 years to Amazon.com Services, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during fiscal 2020 and 2021. In connection with three of the four properties, we have entered into commitments to obtain three separate fully-amortizing mortgage loans totaling $113.8 million with fixed interest rates ranging from 2.95% to 3.25% with a weighted average fixed interest rate of 3.10%. The three loans have terms ranging from 15 to 17 years with a weighted average term of 16 years.

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2020, our Board of Directors declared a dividend of $0.17 per share to be paid September 15, 2020 to common shareholders of record as of the close of business on August 17, 2020.

On July 1, 2020, our Board of Directors declared a dividend of $0.3828125 per share to be paid September 15, 2020 to the 6.125% Series C Preferred shareholders of record as of the close of business on August 17, 2020.

Subsequent to the June 30, 2020 quarter end, we sold 228,000 shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $24.91 per share, and realized net proceeds, after offering expenses, of $5.6 million.

At June 30, 2020, there was $5.0 million drawn down under the margin loan. Subsequent to the June 30, 2020 quarter end, on July 22, 2020, we paid off the margin loan.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

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

We operate as a real estate investment trust (REIT). We seek to invest in well-located, modern single-tenant industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. We were founded in 1968 and are one of the oldest public equity REITs in the world. During the nine months ended June 30, 2020, we purchased four new built-to-suit, net-leased, industrial properties, located in the Indianapolis, IN, Columbus, OH, Greensboro, NC and Salt Lake City, UT Metropolitan Statistical Areas (MSAs) totaling approximately 1.1 million square feet, for $159.9 million. In connection with the four properties acquired during the nine months ended June 30, 2020, we obtained an 18 year fully-amortizing mortgage loan, a 10 year fully-amortizing mortgage loan and two 15 year fully-amortizing mortgage loans, respectively. The four mortgage loans originally totaled $100.6 million with a weighted average maturity of 16.1 years and a weighted average interest rate of 3.75%. As of June 30, 2020, we owned 118 properties with total square footage of 23.4 million. These properties are located in 31 states. As of the quarter ended June 30, 2020, our weighted average lease maturity was 7.2 years, our occupancy rate was 99.4%, and our annualized weighted-average base rent per occupied square foot was $6.35. As of June 30, 2020, the weighted average building age, based on the square footage of our buildings, was 9.5 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $118.9 million, were $2.0 billion as of June 30, 2020.

See PART I, Item 1 – Business in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for a more complete discussion of the economic and industry-wide factors relevant to us and the opportunities, challenges, and risks on which we are focused.

The future effects of the evolving impact of the COVID-19 pandemic are uncertain, however, at this time we believe that the fallout from COVID-19 will not have a material adverse effect on our financial condition. We invest in modern single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. Our investments are exclusively situated in the continental United States, and are primarily located in strategic locations that are mission-critical to our tenants’ needs. In many cases our buildings are highly automated in order to serve the omni-channel distribution networks that have become essential today. Approximately 81% of our revenue is derived from investment grade tenants, or their subsidiaries as defined by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to S&P Global Ratings and Moody’s are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 pandemic has created an even greater move towards on-line shopping. As a result of state and local government shutdowns, ecommerce sales as a percentage of total retail sales increased from approximately 15% to 27% during the recent quarter. The COVID-19 pandemic has also created a need for supply chain reconfiguration. Increased inventory stocking is currently taking place across many industries and it appears that this trend will continue in order to accommodate surges in demand. Additionally, U.S. manufacturing has been increasing in recent years and the COVID-19 pandemic has accelerated this trend as supply chains now prefer shorter distances and less reliance on foreign sources. Our portfolio of modern, net-leased industrial properties, based solely in the continental U.S., continues to provide shareholders with reliable and predictable income streams. Our resilient rent collection results during these challenging times highlights the mission-critical nature of our assets and underscores the essential need for our tenants’ operations. Furthermore, because our weighted average lease maturity is 7.2 years and our weighted average fixed rate mortgage debt maturity is 11.2 years, we expect our cash flow to remain resilient over long periods of time. Our base rent collections during the COVID-19 pandemic were as follows:

Month	Percentage of Base Rent Collected
March	100.0%
April	99.6%
May	97.9%
June	99.4%
July	99.6%

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

The following is a reconciliation of our Net Income (Loss) Attributable to Common Shareholders to our NOI for the three and nine months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net Income (Loss) Attributable to Common Shareholders	$26,851	$(3,121)	$(44,700)	$(11,664)
Plus: Preferred Dividends	6,607	4,749	19,469	13,650
Plus: General & Administrative Expenses	2,198	2,351	6,858	6,420
Plus: Non-recurring Severance Expense	0	0	786	0
Plus: Depreciation	11,743	10,833	34,650	32,067
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	788	721	2,308	2,144
Plus: Interest Expense, including Amortization of Financing Costs	8,975	9,275	27,235	27,879
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(19,610)	11,609	67,100	38,668
Less: Dividend Income	(2,344)	(3,686)	(8,987)	(11,569)
Net Operating Income- NOI	$35,208	$32,731	$104,719	$97,595

The components of our NOI for the three and nine months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Rental Revenue	$35,427	$33,127	$105,410	$98,678
Reimbursement Revenue	6,348	5,421	19,772	16,473
Total Rental and Reimbursement Revenue	41,775	38,548	125,182	115,151
Real Estate Taxes	(5,140)	(4,168)	(15,205)	(12,370)
Operating Expenses	(1,427)	(1,649)	(5,258)	(5,186)
Net Operating Income- NOI	$35,208	$32,731	$104,719	$97,595

NOI from property operations increased $2.5 million, or 8%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. NOI from property operations increased $7.1 million, or 7%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. This increase was primarily due to the acquisition of four new built-to-suit, net-leased, industrial properties, located in the Indianapolis, IN, Columbus, OH, Greensboro, NC and Salt Lake City, UT MSAs totaling approximately 1.1 million square feet purchased during the nine-month period, and a 350,000 square foot industrial facility purchased during the last quarter of fiscal 2019 located in Lafayette, IN. In addition, we purchased two industrial facilities during the first quarter of fiscal 2019, which are now generating the full rental run rate. One of these acquisitions was a 347,000 square foot industrial facility located in Trenton, NJ and one was a 127,000 square foot industrial facility located in Savannah, GA. Furthermore, we completed a 155,000 square foot building expansion at our property located in the Cincinnati, OH MSA during the second quarter of fiscal 2019, which increased the rent upon completion of the expansion.

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

On May 21, 2020, we purchased a newly constructed 286,000 square foot industrial building, situated on 39.3 acres, located in the Greensboro, NC MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through April 2035. The purchase price was $47.6 million. We obtained a 15 year, fully-amortizing mortgage loan of $30.3 million at a fixed interest rate of 3.10%. Annual rental revenue over the remaining term of the lease averages $3.0 million.

On May 21, 2020, we also purchased a newly constructed 70,000 square foot industrial building, situated on 7.5 acres, located in the Salt Lake City, UT MSA. The building is 100% net-leased to FedEx Corporation for 15 years through March 2035. The purchase price was $12.9 million. We obtained a 15 year, fully-amortizing mortgage loan of $8.4 million at a fixed interest rate of 3.18%. Annual rental revenue over the remaining term of the lease averages $772,000.

Amazon.com, Inc., Magna Seating of America, Inc.’s ultimate parent, Magna International Inc. and FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation are publicly-owned companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

Commitments

We have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Georgia, Ohio, Oklahoma and Tennessee. These four future acquisitions total 1.5 million square feet, with net-leased terms ranging from 10 to 20 years, and with a weighted average lease term of 16.8 years. The aggregate purchase price for these properties is $218.7 million. Two of these four properties, consisting of approximately 747,000 square feet, or 49%, are leased for 15 years to FedEx Ground Package System, Inc., one of these four properties, consisting of approximately 658,000 square feet or 43%, is leased for 20 years to Home Depot, Inc., and the other property, consisting of approximately 120,000 square feet, or 8%, is leased for 10 years to Amazon.com Services, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during fiscal 2020 and 2021. In connection with three of the four properties, we have entered into commitments to obtain three separate fully-amortizing mortgage loans totaling $113.8 million with fixed interest rates ranging from 2.95% to 3.25% with a weighted average fixed interest rate of 3.10%. The three loans have terms ranging from 15 to 17 years with a weighted average term of 16 years.

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

Changes in Results of Operations

As of June 30, 2020, we owned 118 properties with total square footage of 23.4 million, as compared to 113 properties with total square footage of 21.8 million, as of June 30, 2019, representing an increase in square footage of 7.2%. At quarter end, the Company’s weighted average lease term was approximately 7.2 years, as compared to 7.8 years at the end of the prior year period. Our occupancy rate was 99.4% as of June 30, 2020, as compared to 98.9% as of June 30, 2019, representing an increase of 50 basis points. Our weighted average building age was 9.5 years as of June 30, 2020, as compared to 9.1 years as of June 30, 2019.

Fiscal 2020 Renewals

In fiscal 2020, approximately 2% of our gross leasable area, representing five leases totaling 410,000 square feet, was set to expire. Four of these five leases have been renewed and one of these properties consisting of 55,000 square feet, is currently being marketed. The four leases that have been renewed represent 355,000 square feet, or 87% of the expiring square footage and have a weighted average lease term of 4.2 years. These four lease renewals resulted in rent increases of 12.0% and 4.4% on a U.S. GAAP straight-line basis and cash basis, respectively.

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

Rental Revenue increased $2.3 million, or 7%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Rental Revenue increased $6.7 million, or 7%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. These increases were primarily due to the acquisition of four new built-to-suit, net-leased, industrial properties, located in the Indianapolis, IN, Columbus, OH, Greensboro, NC and Salt Lake City, UT MSAs totaling approximately 1.1 million square feet and a 350,000 square foot industrial facility purchased during the last quarter of fiscal 2019 located in Lafayette, IN. In addition, we purchased two industrial facilities during the first quarter of fiscal 2019, which are now generating the full rental run rate. One of these acquisitions was a 347,000 square foot industrial facility located in Trenton, NJ and one was a 127,000 square foot industrial facility located in Savannah, GA. Furthermore, we completed a 155,000 square foot building expansion at our property located in the Cincinnati, OH MSA during the second quarter of fiscal 2019, which increased the rent upon completion of the expansion.

Our single-tenant properties are subject to net-leases, which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. Reimbursement Revenue increased $927,000, or 17%, Real Estate Tax Expense increased $972,000, or 23%, and Operating Expenses decreased $222,000, or 13% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. For the nine months ended June 30, 2020, Reimbursement Revenue increased $3.3 million, or 20%, Real Estate Tax Expense increased $2.8 million, or 23%, and Operating Expenses increased $72,000, or 1%, as compared to the nine months ended June 30, 2019. These increases in Reimbursement Revenue, Real Estate Taxes and Operating Expenses for the nine months ended June 30, 2020 and these increases in Reimbursement Revenue and Real Estate Taxes for the three months ended June 30, 2020 were primarily due to our newly acquired properties. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended June 30, 2020 was 97% compared to 93% for the three months ended June 30, 2019. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the nine months ended June 30, 2020 was 97% compared to 94% for the nine months ended June 30, 2019.

General and Administrative Expenses decreased $153,000, or 7%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease is mainly due to the timing of the payment of Board of Director fees, as the prior year quarter includes fees for two meetings within the quarter and the current year quarter includes fees for only one meeting within the quarter. General and Administrative Expenses increased $438,000, or 7%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. This increase was primarily due to an increase in salaries, corporate office rent and professional fees. General and Administrative Expenses, as a percentage of gross revenue (which includes Rental Revenue, Reimbursement Revenue and Dividend Income) was 5.0% for the three months ended June 30, 2020 as compared to 5.6% for the three months ended June 30, 2019 and was 5.1% for the nine months ended June 30, 2020 as compared to 5.1% for the nine months ended June 30, 2019. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation) was 41 basis points for the nine months ended June 30, 2020 as compared to 41 basis points for the nine months ended June 30, 2019.

On December 23, 2019, our General Counsel, Allison Nagelberg, announced her retirement effective December 31, 2019. In accordance with her severance package, during the first quarter of fiscal 2020, we incurred a one-time, Non-recurring Severance Expense of $786,000.

Depreciation increased $910,000, or 8%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Depreciation increased $2.6 million, or 8%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. Amortization of Capitalized Lease Costs and Intangible Assets increased $67,000, or 9%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Amortization of Capitalized Lease Costs and Intangible Assets increased $164,000, or 8%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. These increases were primarily due to the acquisition of two industrial properties purchased during the first quarter of fiscal 2019, one industrial property purchased during the last quarter of fiscal 2019 and four industrial properties purchased during fiscal 2020. In addition, the increases in depreciation and amortization expenses were also the result of the building expansion completed during the second quarter of fiscal 2019 and the capital improvements and leasing costs incurred over the last four quarters.

The recognition of Unrealized Holding Gains (Losses) Arising During the Periods was due to the adoption of ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which became effective at the beginning of the prior fiscal year. With the adoption of ASU 2016-01, the changes in net unrealized holding gains and losses are recognized through net income. Therefore, the implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Unrealized Holding Gain Arising During the three months ended June 30, 2020 was $19.6 million and Unrealized Holding Loss for the three months ended June 30, 2019 was $11.6 million. Unrealized Holding Loss Arising During the nine months ended June 30, 2020 was $67.1 million and Unrealized Holding Loss for the nine months ended June 30, 2019 was $38.7 million. We recognized dividend income on our investments in securities of $2.3 million and $3.7 million for the three months ended June 30, 2020 and 2019, respectively, representing a $1.3 million decrease. We recognized dividend income on our investments in securities of $9.0 million and $11.6 million for the nine months ended June 30, 2020 and 2019, respectively, representing a $2.6 million decrease. This decrease is due to reduced dividends from our REIT securities portfolio. The REIT securities portfolio’s weighted average yield for the nine months ended June 30, 2020 was approximately 7.6% as compared to 8.8% for the nine months ended June 30, 2019. We held $118.9 million in marketable REIT securities as of June 30, 2020, representing 5.4% of our undepreciated assets.

Interest Expense, including Amortization of Financing Costs, decreased by $300,000, or 3%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Interest Expense, including Amortization of Financing Costs, decreased by $644,000, or 2%, for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019. This decrease is primarily due to the decrease of both the outstanding balance and the interest rate of our Loans Payable balance. From June 30, 2019 to June 30, 2020, our Loans Payable balance was reduced by $46.2 million and our weighted average interest rate was reduced by 118 basis points. In addition, we had a decrease of 3 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.03% at June 30, 2019 to 4.00% at June 30, 2020. The decrease in Interest Expense, including Amortization of Financing Costs, was partially offset by an increase in the Fixed Rate Mortgage Notes Payable balance, which increased by $70.2 million from June 30, 2019 to June 30, 2020.

Preferred Dividends increased by $1.9 million, or 39%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased by $5.8 million, or 43% for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019. These increases are due to the additional $121.2 million of 6.125% Series C Cumulative Redeemable Preferred Stock issued between June 30, 2019 and June 30, 2020.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $74.9 million and $74.8 million for the nine months ended June 30, 2020 and 2019, respectively.

Real Estate Investments increased by $126.2 million from September 30, 2019 to June 30, 2020. This increase was mainly due to the purchase of four net-leased industrial properties, located in the Indianapolis, IN MSA, the Columbus, OH MSA, the Greensboro, NC MSA and the Salt Lake City MSA, totaling approximately 1.1 million square feet, for $159.9 million. The increase was partially offset by Depreciation Expense on Real Estate Investments for the nine months ended June 30, 2020 of $34.7 million.

Securities Available for Sale decreased by $66.4 million from September 30, 2019 to June 30, 2020. The decrease was primarily due to a net increase in Unrealized Holding Losses of $67.1 million.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable), increased by $59.4 million from September 30, 2019 to June 30, 2020. The increase was mostly due to the origination of four fully-amortizing mortgage loans for $100.6 million, with a weighted average interest rate of 3.75%, obtained in connection with the four industrial properties purchased during the first three quarters of fiscal 2020. Details on these four fixed rate mortgages are as follows:

Property	Mortgage amount (in thousands)	Maturity Date	Interest Rate
Indianapolis, IN	$52,500	11/1/2037	4.27%
Columbus, OH	9,400	1/1/2030	3.47%
Greensboro, NC	30,300	6/1/2035	3.10%
Salt Lake City, UT	8,360	6/1/2035	3.18%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $681,000. This increase was partially offset by scheduled payments of principal of $41.2 million. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $661,000, which is associated with four mortgages obtained in connection with four industrial properties purchased during the first three quarters of fiscal 2020.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased slightly by 3 basis points from the prior year quarter, from 4.03% at June 30, 2019 to 4.00% at June 30, 2020.

We are scheduled to repay a total of $59.7 million in mortgage principal payments over the next 12 months. We intend to make these principal payments from the cash on hand, funds generated from Cash from Operations, the DRIP, the At-The-Market Sales Agreement Program (Preferred Stock ATM Program), the Equity Distribution Agreement (Common Stock ATM Program), and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $74.9 million and $74.8 million for the nine months ended June 30, 2020 and 2019, respectively. Dividends paid on common stock for the nine months ended June 30, 2020 and 2019 were $49.8 million and $47.5 million, respectively (of which $6.7 million and $12.8 million, respectively, were reinvested). We pay dividends from cash generated from operations.

As of June 30, 2020, we held $118.9 million in marketable REIT securities, representing 5.4% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.2 billion as of June 30, 2020. In general, we may borrow up to 50% of the value of the marketable securities. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of June 30, 2020. At June 30, 2020, there was $5.0 million drawn down under the margin loan. Subsequent to the June 30, 2020 quarter end, on July 22, 2020, we paid off the margin loan. As of June 30, 2020, we had net Unrealized Holding Losses on our portfolio of $116.5 million as compared to net Unrealized Holding Losses of $49.4 million as of September 30, 2019, representing an increase of $67.1 million. There have been no open market purchases or sales of securities during the nine months ended June 30, 2020. We recognized dividend income on our investments in securities of $2.3 million and $9.0 million for the three and nine months ended June 30, 2020.

On November 15, 2019, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.61%. As of the quarter end and currently, we do not have any amount drawn down under our Revolver, resulting in the full $225.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

As of June 30, 2020, we owned 118 properties, of which 61 carried mortgage loans with outstanding principal balances totaling $812.3 million. The 57 unencumbered properties could be refinanced to raise additional funds, although covenants in our New Facility limit the amount of unencumbered properties that can be mortgaged. As of June 30, 2020, Loans Payable represented $75.0 million outstanding under our Term Loan and $5.0 million drawn down under our margin debt. Subsequent to the June 30, 2020 quarter end, on July 22, 2020, we paid off the margin loan.

As of June 30, 2020, we had total assets of $1.9 billion and liabilities of $907.6 million. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of June 30, 2020 was approximately 32% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of June 30, 2020 was approximately 28%. Our debt consists of 91% amortizing fixed rate debt with a weighted average interest rate of 4.00% and a weighted average loan maturity of 11.2 years. We believe that we have the ability to meet our obligations and to generate funds for new investments.

On February 6, 2020, we entered into a Common Stock ATM Program with BMO Capital Markets Corp., B. Riley FBR, Inc., D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (together the “Distribution Agents”) under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate sales price of up to $150.0 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Agreement, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We implemented the Common Stock ATM program for the flexibility that it provides to opportunistically access the capital markets and to best time our equity capital needs as we close on acquisitions. To date, we have not raised any equity though our Common Stock Equity Program. Based on current prevailing prices, we do not expect to utilize the Common Stock ATM program extensively at this time.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley FBR, Inc., or B. Riley (formerly FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million, with $28.5 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on June 29, 2017. On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings”. We began selling shares through these programs on July 3, 2017. Since inception through June 30, 2020, we sold 9.0 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.90 per share, and generated net proceeds, after offering expenses, of $218.8 million, of which 3.4 million shares were sold during the nine months ended June 30, 2020 at a weighted average price of $25.05 per share, generating net proceeds after offering expenses of $84.8 million. Of that amount, we sold 185,000 shares during the three months ended June 30, 2020 at a weighted average price of $24.93 per share, generating net proceeds after offering expenses of $4.5 million. As of June 30, 2020, there is $74.5 million remaining that may be sold under the Preferred Stock ATM Program.

As of June 30, 2020, 17.4 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to the June 30, 2020 quarter end, we sold 228,000 shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $24.91 per share, and realized net proceeds, after offering expenses, of $5.6 million.

We raised $25.3 million (including dividend reinvestments of $6.7 million) from the issuance of 1.9 million shares of common stock under our DRIP during the nine months ended June 30, 2020. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 85,000 common shares under our DRIP for a total cost of $1.1 million, or a weighted average cost of $12.61 per share. Of the amount raised during the three months ended June 30, 2020, we raised $1.2 million (including dividend reinvestments of $1.0 million) from the issuance of 91,000 shares of common stock under our DRIP during the three months ended June 30, 2020.

During the nine months ended June 30, 2020, we paid $49.8 million in total cash dividends, or $0.51 per share to common shareholders, of which $6.7 million was reinvested in the DRIP, representing a 13% participation rate. On July 1, 2020, our Board of Directors declared a dividend of $0.17 per common share to be paid on September 15, 2020 to common shareholders of record as of the close of business on August 17, 2020.

During the nine months ended June 30, 2020, we paid $19.0 million in Preferred Dividends, or $1.1484375 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2019 through May 31, 2020. As of June 30, 2020, we have accrued Preferred Dividends of $2.2 million covering the period June 1, 2020 to June 30, 2020. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. On July 1, 2020, our Board of Directors declared a dividend of $0.3828125 per share to be paid September 15, 2020 to the 6.125% Series C Preferred shareholders of record as of the close of business on August 17, 2020.

We use a variety of sources to fund our cash needs in addition to cash generated from operations. We may sell marketable securities from our investment portfolio, borrow on our unsecured line of credit facility or securities margin loans, finance or refinance debt, or raise capital through the DRIP, the Preferred Stock ATM Program, the Common Stock ATM Program or capital markets.

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

We have a concentration of FedEx Corporation (FDX) and FDX subsidiary-leased properties, consisting of 62 separate stand-alone leases covering 10.7 million square feet as of June 30, 2020 and 61 separate stand-alone leases covering 10.5 million square feet as of June 30, 2019. In periods of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed supplies throughout the world. As of June 30, 2020, the 62 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 26 different states and have a weighted average lease maturity of 8.2 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 46% (5% to FDX and 41% to FDX subsidiaries) as of June 30, 2020 and 48% (5% to FDX and 43% to FDX subsidiaries) as of June 30, 2019. As of June 30, 2020, the only tenants that leased 5% or more of our total square footage were FDX and its subsidiaries and Amazon.com Services, Inc., which consists of four separate stand-alone leases for properties located in four different states, containing 1.4 million total square feet, comprising approximately 6% of our total rental square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 56% (5% to FDX and 51% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020, and was 60% (5% to FDX and 55% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2019. The only tenants estimated to comprise 5% or more of our total Rental Reimbursement Revenue during the nine months ended June 30, 2020 were FDX and its subsidiaries and Amazon.com Services, Inc., which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue. For the nine months ended June 30, 2019, no tenant, other than FDX and its subsidiaries, accounted for 5% or more of our total Rental and Reimbursement Revenue.

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

We have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Georgia, Ohio, Oklahoma and Tennessee. These four future acquisitions total 1.5 million square feet, with net-leased terms ranging from 10 to 20 years, and with a weighted average lease term of 16.8 years. The aggregate purchase price for these properties is $218.7 million. Two of these four properties, consisting of approximately 747,000 square feet, or 49%, are leased for 15 years to FedEx Ground Package System, Inc., one of these four properties, consisting of approximately 658,000 square feet or 43%, is leased for 20 years to Home Depot, Inc., and the other property, consisting of approximately 120,000 square feet, or 8%, is leased for 10 years to Amazon.com Services, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing these transactions during fiscal 2020 and 2021. In connection with three of the four properties, we have entered into commitments to obtain three separate fully-amortizing mortgage loans totaling $113.8 million with fixed interest rates ranging from 2.95% to 3.25% with a weighted average fixed interest rate of 3.10%. The three loans have terms ranging from 15 to 17 years with a weighted average term of 16 years.

We intend to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants or their subsidiaries, and, when needed, expand our current properties. The funds may come from free cash flow from operations, mortgage loans, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, proceeds from the Common Stock ATM program, private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

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

The following is a reconciliation of our U.S. GAAP Net Income (Loss) Attributable to Common Shareholders to our FFO and AFFO for the three and nine months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net Income (Loss) Attributable to Common Shareholders	$26,851	$(3,121)	$(44,700)	$(11,664)
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(19,610)	11,609	67,100	38,668
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	11,685	10,665	34,474	31,692
Plus: Amortization of Intangible Assets	524	490	1,539	1,495
Plus: Amortization of Capitalized Lease Costs	290	256	846	726
FFO Attributable to Common Shareholders	19,740	19,899	59,259	60,917
Plus: Depreciation of Corporate Office Capitalized Costs	57	168	176	376
Plus: Stock Compensation Expense	98	231	368	574
Plus: Amortization of Financing Costs	327	319	1,084	956
Plus: Non-recurring Severance Expense	0	-0-	786	0
Less: Recurring Capital Expenditures	(508)	(702)	(1,443)	(1,888)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(226)	(527)	(1,459)	(1,352)
AFFO Attributable to Common Shareholders	$19,488	$19,388	$58,771	$59,583

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the nine months ended June 30, 2020 and 2019 (in thousands):

	Nine Months Ended	Nine Months Ended
	6/30/2020	6/30/2019

Operating Activities	$74,932	$74,753
Investing Activities	(163,049)	(185,336)
Financing Activities	80,042	114,890

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to June 30, 2020 (the date of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “10-K”) and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 (the “10-Q”) which could materially affect the Company’s business, financial condition or future results. The risks described in the 10-K and the 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2020, our Board of Directors reaffirmed our Common Stock Repurchase Program (the “Program”) that authorizes us to purchase up to $50.0 million of shares of our common stock. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. To date we have repurchased 400,000 shares of our common stock for $4.3 million at an average price of $10.69 per share. These are the only repurchases made under the Program to date. Repurchases executed under the Program were as follows:

	Total Number of Common Stock Shares Purchased	Average Price Paid Per Share of Common Stock	Total Number of Common Stock Shares Purchased as Part of Our Common Stock Repurchase Program	Maximum Dollar Value of Shares of Common Stock that May Yet be Purchased Under Our Common Stock Repurchase Program (in thousands)
January 2020	-	-	-	$50,000
February 2020	-	-	-	$50,000
March 2020	300,000	$10.70	300,000	$46,791
April 2020	100,000	$10.66	100,000	$45,724
May 2020	-	-	-	$45,724
June 2020	-	-	-	$45,724
July 2020	-	-	-	$45,724

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. - None

Item 6.	Exhibits

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

Date:	August 4, 2020	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	August 4, 2020	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

