Form 10-K
period 2020-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2020-11-23
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at March 31, 2020 was $1.1 billion (based on the $12.05 closing price per share of common stock on March 31, 2020).

There were 98,065,249 shares of common stock outstanding as of November 16, 2020.

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

Description of Business

Our primary business is the ownership of real estate. Our investment focus is to own well-located, modern, single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. At September 30, 2020, we held investments in 119 properties totaling 23.4 million square feet with an overall occupancy rate of 99.4% (See Item 2 for a detailed description of the properties). As of the fiscal yearend, our weighted average lease expiration was 7.1 years, our annualized average base rent per occupied square foot was $6.36 and the weighted average building age, based on the square footage of our buildings, was 9.8 years. These properties are located in 31 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. All of these properties are wholly-owned with the exception of two properties in New Jersey in which we own a majority interest. All of our investment properties are leased on a net basis except for an industrial park in Monaca (Pittsburgh), Pennsylvania and our only non-industrial asset, which is a shopping center, located in Somerset, New Jersey.

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

For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 pandemic has created an even greater move towards on-line shopping. As a result of state and local government-mandated shutdowns, ecommerce sales as a percentage of total retail sales increased from approximately 15% to 27% during the last two quarters. It is estimated that ecommerce sales require three times the warehouse space relative to brick and mortar retail sales. The COVID-19 pandemic has also created a need for supply chain reconfiguration. Increased inventory stocking is currently taking place across many industries and it appears that this trend will continue in order to accommodate surges in demand. Additionally, U.S. manufacturing has been increasing in recent years and the COVID-19 pandemic has accelerated this trend as supply chains now prefer shorter distances and less reliance on foreign sources.

Our portfolio of modern, net-leased industrial properties, continues to provide shareholders with reliable and predictable income streams. Our resilient occupancy rates and rent collection results during these challenging times highlights the mission-critical nature of our assets and underscores the essential need for our tenants’ operations. Furthermore, because our weighted average lease maturity is 7.1 years and our weighted average fixed rate mortgage debt maturity is 11.1 years, we expect our cash flow to remain resilient over long periods of time.

Our overall occupancy rate and our base rent collections have remained strong throughout the COVID-19 pandemic. Our overall occupancy rate and our base rent collections during the COVID-19 pandemic were as follows:

Month	Occupancy	Percentage of Base Rent Collected
March	99.4%	100.0%
April	99.4%	99.7%
May	99.4%	99.7%
June	99.4%	99.6%
July	99.4%	99.6%
August	99.4%	99.6%
September	99.4%	99.7%
October	99.4%	99.7%
November	99.4%	99.9%

During fiscal 2020, we purchased five industrial properties totaling 1.2 million square feet with net-leased terms ranging from 10 to 15 years resulting in a weighted average lease maturity of 13.9 years. All five properties are leased to investment-grade tenants or their subsidiaries, of which, 356,000 square feet, or 29%, is leased to FedEx Corporation (FDX) and FedEx Ground Package System, Inc., a subsidiary of FDX. The aggregate purchase price for the five properties was $175.1 million. These five properties are located in the following Metropolitan Statistical Areas (MSAs): Indianapolis, IN, Columbus, OH, Greensboro, NC, Salt Lake City, UT and Oklahoma City, OK. These five properties are expected to generate annualized rental income over the life of their leases of $10.9 million. In connection with the five properties acquired during the 2020 fiscal year, we entered into one 18 year fully-amortizing mortgage loan, three 15 year fully-amortizing mortgage loans and one ten year fully-amortizing mortgage loan resulting in a weighted average term of 16.0 years. The principal amount of the five mortgage loans originally totaled $110.3 million with interest rates ranging from 3.00% to 4.27%, resulting in a weighted average interest rate of 3.69%.

We have entered into agreements to purchase six, new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Georgia, Ohio, Tennessee and Vermont, totaling 2.4 million square feet. These future acquisitions have net-leased terms ranging from 10 to 20 years with a weighted average lease term of 15.3 years. The total purchase price for these six properties is $338.4 million. Four of these six properties, consisting of an aggregate of 1.2 million square feet, or 50% of the total leasable area, are leased to FedEx Ground Package System, Inc. All six properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing five of these transactions during fiscal 2021 and one during fiscal 2022. In connection with three of these six properties, we have entered into commitments to obtain three separate fully-amortizing mortgage loans totaling $139.5 million with fixed interest rates ranging from 2.62% to 3.25% with a weighted average fixed interest rate of 2.99%. The three loans have terms ranging from 15 to 17 years with a weighted average term of 15.8 years.

We now have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway and one parking expansion project recently completed subsequent to the fiscal yearend on November 5, 2020. These six projects, plus the recently completed project, are expected to cost approximately $20.1 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at ten additional locations bringing the total potential parking lot expansion projects to 17 currently. The parking expansion project that was completed on November 5, 2020 was at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. The expansion resulted in a $349,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2,210,000 to $2,559,000.

We may have additional acquisitions and expansions in fiscal 2021 and fiscal 2022, and the funds for these acquisitions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), proceeds from the Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program), proceeds from the Equity Distribution Agreement (Common Stock ATM Program) and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

On October 1, 2020, our Board of Directors approved a cash dividend of $0.17 per share, to be paid on December 15, 2020, to common shareholders of record at the close of business on November 16, 2020, which represents an annualized common dividend rate of $0.68 per share. We intend to pay these distributions from cash flows from operations.

We have maintained or increased our common stock cash dividend for 29 consecutive years. On October 1, 2015, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.15 per share to $0.16 per share representing a 6.7% increase in our quarterly cash dividend. Then again, on October 2, 2017, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.16 per share to $0.17 per share, representing a 6.3% increase in our quarterly cash dividend. These two dividend raises represent a total increase of 13%.

Our common stock dividend policy is dependent upon our earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. It is our intention to continue making comparable quarterly distributions in the future and to grow our distributions over time.

Currently, we derive our income primarily from real estate rental operations. Rental and Reimbursement Revenue (excluding Lease Termination Income in fiscal 2020, 2019 and 2018 of $-0-, $-0-, and $210,000, respectively) was $167.8 million, $154.8 million and $135.5 million for the years ended September 30, 2020, 2019 and 2018, respectively. Total undepreciated assets (which is our total assets excluding accumulated depreciation) were $2.2 billion and $2.1 billion as of September 30, 2020 and 2019, respectively.

As of September 30, 2020, we had 23.4 million leasable square feet, of which 10.7 million square feet, or 46%, consisting of 62 separate stand-alone leases, were leased to FDX and its subsidiaries (5% to FDX and 41% to FDX subsidiaries). These properties are located in 26 different states. As of September 30, 2020, the 62 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 7.9 years. As of September 30, 2020, in addition to FDX and its subsidiaries, the only other tenants that leased 5% or more of our total square footage were subsidiaries of Amazon.com, Inc. (Amazon), which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Our Rental and Reimbursement Revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2020, 2019 and 2018, respectively, totaled $96.4 million, $93.3 million and $79.1 million, or as a percentage of total rent and reimbursement revenues, 58% (5% from FDX and 53% from FDX subsidiaries), 60% (5% from FDX and 55% from FDX subsidiaries) and 58% (5% from FDX and 53% from FDX subsidiaries). In addition to FDX and its subsidiaries, the only tenants to comprise 5% or more of our total Rental and Reimbursement Revenue were subsidiaries of Amazon, which represented 6% of our Rental and Reimbursement Revenue for the fiscal year ended September 30, 2020. Rental and Reimbursement Revenue from subsidiaries of Amazon for the fiscal years ended September 30, 2019 and 2018 was less than 5% of our Rental and Reimbursement Revenue.

FDX and Amazon are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A2”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings.

Our weighted average lease expiration was 7.1 years and 7.6 years as of September 30, 2020 and 2019, respectively, and our average annualized rent per occupied square foot as of September 30, 2020 and 2019 was $6.36 and $6.20, respectively. Our overall occupancy rate as of September 30, 2020 and 2019 was 99.4% and 98.9%, respectively.

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

The occupancy rate for US industrial real estate is currently at an all-time high of 95%. Industrial space demand has historically been very closely correlated with growth in Gross Domestic Product (GDP). While the COVID-19 pandemic has resulted in a global economic recession, it has greatly accelerated the ecommerce growth trajectory. Ecommerce growth continues to be the most significant driver of the strong fundamental performance the industrial real estate sector has been experiencing. The amount of new construction for US industrial real estate has been increasing for several years as more industrial space is needed to handle direct-to-consumer distribution. It is estimated that ecommerce sales require three times the amount of warehouse space relative to brick and mortar retail sales. These new buildings are often highly automated and have much larger truck courts and parking requirements. Because modern industrial buildings are built to handle both wholesale distribution as well as direct to consumer distribution, they are known as omni-channel facilities. Excluding food, fuel, and autos, approximately 20% of total retail sales have migrated from traditional store sales to on-line sales and this growth in market share is expected to continue. For further discussion of potential impact of competitive conditions on our business, see Item 1A: Risk Factors below.

On February 6, 2020, we entered into an Equity Distribution Agreement (Common Stock ATM Program) with BMO Capital Markets Corp., B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (together the “Distribution Agents”) under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate sales price of up to $150.0 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Agreement, if any, will be in “at the market offerings.” We implemented the Common Stock ATM program for the flexibility that it provides to opportunistically access the capital markets and to best time our equity capital needs as we close on acquisitions. To date, we have not raised any equity though our Common Stock Equity Program.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc. or B. Riley & Co., LLC or FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million, with $28.5 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on June 29, 2017. On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2020, we sold 10.5 million shares under these programs at a weighted average price of $24.92 per share, and generated net proceeds, after offering expenses, of $256.4 million, of which 5.0 million shares were sold during the fiscal year ended September 30, 2020 at a weighted average price of $25.04 per share, and generated net proceeds, after offering expenses, of $122.4 million. As of September 30, 2020, there was $36.3 million remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2020, 18.9 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to September 30, 2020, through November 23, 2020, we sold 1.4 million shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $24.92 per share, and realized net proceeds, after offering expenses, of $35.0 million.

Human Capital Resources

As of September 30, 2020, we had 14 full-time employees. Women represent 57% of our employees with 37.5% holding management level/leadership roles. Employees are offered great flexibility to meet personal and family needs. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to prevent harassment and discrimination and monitor employee conduct year-round. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent. We continually assess and strive to enhance employee satisfaction and engagement. Our employees, many of whom have a long tenure with the Company, frequently express satisfaction with management. Our employees are offered regular opportunities to participate in professional development programs.

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

In fiscal 2020, approximately 2% of our gross leasable area, representing five leases totaling 410,000 square feet, was set to expire. Four of these five leases, representing 355,000 square feet, or 87% were renewed. The four leases that renewed have a weighted average lease term of 4.2 years. These four lease renewals resulted in a U.S. GAAP straight-line weighted average lease rate of $5.87 per square foot. The renewed weighted average initial cash rent per square foot is $5.71. This compares to the former weighted average rent of $5.24 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $5.47 per square foot, resulting in an increase in the weighted average lease rate of 12.0% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 4.4% on a cash basis.

We seek to invest in well-located, modern, single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. In management’s opinion, the recently acquired facilities meet these criteria. We have a concentration of properties leased to FDX and FDX subsidiaries and to subsidiaries of Amazon. This is a risk that shareholders should consider. FDX and Amazon are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A2”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, Amazon, S&P Global Ratings or Moody’s on such websites.

We may issue securities for property; however, this has not occurred to date. We may repurchase or reacquire our shares from time to time if, in the opinion of the Board of Directors, such acquisition is in our best interest. On January 16, 2020, our Board of Directors reaffirmed our Common Stock Repurchase Program (the “Program”) that authorizes us to purchase up to $50.0 million of shares of our common stock. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. During March and April of fiscal 2020, we repurchased 400,000 shares of our common stock for $4.3 million at an average price of $10.69 per share. These are the only repurchases made under the Program thus far.

Property Management

With the exception of three properties, all of our 119 properties are self-managed by us.

We paid fees directly to local property management subagents of $482,000, $468,000 and $437,000 for fiscal years ended September 30, 2020, 2019 and 2018, respectively.

Governmental Regulations

Our properties are subject to various federal, state and local regulatory laws and requirements, including, but not limited to, the Americans with Disabilities Act, zoning regulations, building codes and land use laws, and building, occupancy and other permit requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. Additionally, local zoning and land use laws, environmental statutes and other governmental requirements may restrict, or negatively impact, our property operations, or expansion, rehabilitation and reconstruction activities and such regulations may prevent us from taking advantage of economic opportunities. Future changes in federal, state or local tax regulations applicable to REITs, real property or income derived from our real estate could impact the financial performance, operations, and value of our properties and the Company.

Tax Regulation

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

To maintain our qualification as a REIT, two separate percentage tests relating to the source of our gross income must be satisfied annually. First, at least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year generally must be derived directly or indirectly from investments relating to real property, dividends paid by other REITs, mortgages on real property (including “rents from real property,” gain, and, in certain circumstances, interest) or from certain types of temporary investments. Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments described above, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing. Rents received by us will qualify as “rents from real property” in satisfying the above gross income tests only if several conditions are met. First, the amount of rent generally must not be based in whole or in part on the income or profits of any person. However, amounts received or accrued generally will not be excluded from “rents from real property” solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, rents received from a tenant will not qualify as “rents from real property” if we, or a direct or indirect owner of 10% or more of our stock, actually or constructively own 10% or more of such tenant. Third, if rent attributable to personal property that is leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” This 15% test is based on relative fair market values of the real and personal property. Generally, for rents to qualify as “rents from real property” for the purposes of the gross income tests, we are only allowed to provide services that are both “usually or customarily rendered” in connection with the rental of real property and not otherwise considered “rendered to the occupant.” Further, for the rent paid pursuant to our leases to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. We structure our leases to generate qualifying income.

In addition to the income tests discussed above, to maintain our qualification as a REIT, at the close of each quarter of our taxable year, we must satisfy seven tests relating to the nature of our assets. We limit our investments to assets that will allow us to meet these requirements:

●	At least 75% of the value of our total assets must be represented by “real estate assets,” cash, cash items and government securities, as such terms are defined in the Code.

●	Not more than 25% of the value of our total assets may be represented by securities, other than those in the 75% asset class.

●	Except for certain investments in REITs, taxable REIT subsidiaries (TRSs) and other securities in the 75% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets.

●	Except for certain investments in REITs, TRSs and other securities in the 75% asset class, we may not own more than 10% of the total voting power of any one issuer’s outstanding securities.

●	Except for certain investments in REITs, TRSs and other securities in the 75% asset class, we may not own more than 10% of the total value of the outstanding securities of any one issuer, other than securities that qualify for the debt safe harbors.

●	The aggregate value of all securities of TRSs held by us may not exceed 20% of the value of our gross assets.

●	No more than 25% of the value of our total assets may consist of debt instruments issued by “publicly offered REITs” (i.e., a REIT that is required to file annual and periodic reports with the SEC under the Securities Exchange Act of 1934) to the extent such debt instruments are not secured by real property or interests in real property.

Finally, in order to qualify as a REIT, we must, among other requirements, distribute, each year, to our shareholders at least 90 percent of our taxable income, excluding net capital gains. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our taxable income, we will be subject to federal corporate income tax on our undistributed income and may incur a 4 percent nondeductible excise tax on the amount not distributed. As a result, we distribute substantially all of our taxable income in each year, and must seek other sources of capital to fund our operations and growth.

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

Our business is substantially dependent on certain tenants. FDX, together with its subsidiaries, is our largest tenant, consisting of 62 separate stand-alone leases located in 26 different states as of September 30, 2020. As of September 30, 2020, we had 23.4 million square feet of property, of which 10.7 million square feet, or 46%, were leased to FDX and its subsidiaries (5% from FDX and 41% from FDX subsidiaries). As of September 30, 2020, in addition to FDX and its subsidiaries, the only tenants that leased 5% or more of our total square footage were subsidiaries of Amazon, which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. Rental and reimbursement revenue from FDX and its subsidiaries is 58% (5% from FDX and 53% from FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2020. In addition to FDX and its subsidiaries, the only tenants to comprise 5% or more of our total Rental and Reimbursement Revenue were subsidiaries of Amazon, which represented 6% of our Rental and Reimbursement Revenue for the fiscal year ended September 30, 2020. None of our properties are subject to a master lease or any cross-collateralization agreements.

As a result of this concentration with FDX and its subsidiaries and with subsidiaries of Amazon, our business, financial condition and results of operations, including the amount of cash available for distribution to our stockholders, could be adversely affected if we are unable to do business with them or if they reduced their business with us or if they were to become unable to make lease payments because of a downturn in their business or otherwise. FDX and Amazon are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov.

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

The interest rate on our unsecured line of credit facility is based on the London Interbank Offered Rate (“LIBOR”) or Bank of Montreal’s (BMO’s) prime lending rate. All indications are that the LIBOR reference rate will no longer be published as of December 31, 2021. At that point in time, our unsecured line of credit facility will no longer have the LIBOR reference rate available and the reference rate will need to be replaced or we will be required to use BMO’s prime lending rate as a reference rate, which historically has resulted in higher effective interest rates than the LIBOR reference rate. We have very good working relationships with our lenders and all indications we have received from our lenders is that their goal is to have a replacement reference rate for our unsecured line of credit facility. However, because this is the first time a reference rate for our unsecured line of credit facility will stop being published, we cannot be sure how a replacement rate event will conclude. Until we have more clarity from our lenders on how they plan on dealing with a replacement rate event, we cannot be certain of the impact to us.

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

The recently enacted Tax Cuts and Jobs Act of 2017, or the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. Changes made by the TCJA and the CARES Act that could affect us and our shareholders include:

●	temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

●	permitting a deduction for certain pass-through business income, including dividends received by our shareholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will generally allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

●	reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

●	limiting our deduction for net operating losses to 80% of REIT taxable income (prior to the application of the dividends paid deduction) for taxable years beginning after December 31, 2020;

●	generally limiting the deduction for net business interest expense in excess of a specified percentage (50% for taxable years beginning in 2019 and 2020 and 30% for subsequent taxable years) of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property); and

●	eliminating the corporate alternative minimum tax.

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

Our earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, we opportunistically invest in marketable securities of other REITs. We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of our fiscal year ended September 30, 2019. This new rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income. The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. To the extent that the fair value of those investments decline or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected. As mentioned above, beginning with our fiscal year ended September 30, 2019, all changes in the fair value of the equity securities of other REITs that we own, whether realized or unrealized, were recognized as gains or losses in our consolidated statement of income. As a result, fluctuations in the fair value of those investments will impact our earnings even if we have not sold the underlying investments.

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

We cannot assure you that we will be able to pay distributions regularly. Our ability to pay distributions in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries and is subject to limitations under our financing arrangements and Maryland law. Under the Maryland General Corporation Law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts became due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the charter permits otherwise, the amount that would be needed if the corporation were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. Accordingly, we cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future.

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

General Risk Factors

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

We are subject to risks relating to cybersecurity. An information security or operational technology incident, including a cybersecurity breach, could have a material adverse impact on our business or reputation. As part of our regular review of potential risks, we have an Information Technology (“IT”) Manager who works with our IT service providers to identify and mitigate any such risks. We have established a Cybersecurity Subcommittee of our Board’s Audit Committee to review and provide high level guidance on cybersecurity related issues of importance to the Company. We purchase cyber liability insurance in amounts deemed reasonable by our insurance advisors.

We face various risks and uncertainties related to public health crises, including the recent and ongoing global outbreak of the novel coronavirus (COVID-19). The COVID-19 pandemic and its impacts are uncertain and hard to measure, but may have a material adverse effect on us. We face various risks and uncertainties related to public health crises, including ongoing global COVID-19 pandemic, which has disrupted financial markets and significantly impacted worldwide economic activity to date and is likely to continue to do so. The future effects of the evolving impact of the COVID-19 pandemic as well as mandatory and voluntary actions taken to mitigate the public health impact of the pandemic may have a material adverse effect on our financial condition. The COVID-19 pandemic and social and governmental responses to the pandemic have caused, and are likely to continue to cause, severe economic, market and other disruptions worldwide. Although the COVID-19 pandemic and related societal and government responses have not, to date, had a material impact on our business or financial results, the extent to which COVID-19 and related actions may, in the future, impact our operations cannot be predicted with any degree of confidence. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We operate as a REIT. Our portfolio is primarily comprised of real estate holdings, some of which have been long-term holdings carried on our financial statements at depreciated cost. We believe that their current market values exceed both the original cost and the depreciated cost. The following table sets forth certain information concerning our real estate investments as of September 30, 2020:

					Mortgage
					Balance
State	City (MSA, if applicable) (Tenant)	Fiscal Year Acquisition	Type	Square Footage	9/30/2020 (in thousands)
AL	Huntsville (FDX Ground)	2005	Industrial	88,653	$-0-
AL	Mobile (Amazon)	2018	Industrial	362,942	16,728
AZ	Tolleson (Phoenix) (Coca-Cola)	2003	Industrial	283,358	2,010
CO	Colorado Springs (FDX Ground)	2016	Industrial	225,362	14,571
CO	Denver (FDX Ground)	2005	Industrial	69,865	-0-
CT	Newington (Hartford) (Vacant)	2001	Industrial	54,812	-0-
FL	Cocoa (FDX Ground)	2008	Industrial	144,138	-0-
FL	Davenport (Orlando) (FDX Ground)	2016	Industrial	310,922	20,788
FL	Daytona Beach (B. Braun)	2018	Industrial	399,440	17,219
FL	Ft. Myers (FDX Ground)	2017	Industrial	213,672	11,707
FL	Homestead (Miami) (FDX Ground)	2017	Industrial	237,756	20,616
FL	Jacksonville (FDX)	1999	Industrial	95,883	-0-
FL	Jacksonville (FDX Ground)	2015	Industrial	297,579	13,854
FL	Lakeland (FDX)	2006	Industrial	32,105	-0-
FL	Orlando (FDX)	2008	Industrial	110,638	-0-
FL	Punta Gorda (FDX)	2007	Industrial	34,624	-0-
FL	Tampa (FDX Ground)	2004	Industrial	170,779	-0-
FL	Tampa (FDX)	2006	Industrial	95,662	-0-
FL	Tampa (Tampa Bay Grand Prix)	2005	Industrial	68,385	-0-
GA	Augusta (FDX Ground)	2005	Industrial	59,358	-0-
GA	Augusta (FDX)	2006	Industrial	30,184	-0-
GA	Braselton (Atlanta) (FDX Ground)	2018	Industrial	373,750	35,856
GA	Griffin (Atlanta) (Rinnai)	2006	Industrial	218,120	-0-
GA	Savannah (Shaw)	2018	Industrial	831,764	28,324
GA	Savannah (FDX Ground)	2019	Industrial	126,520	16,001
IA	Urbandale (Des Moines) (Foundation Building Materials)	1994	Industrial	36,270	-0-
IL	Burr Ridge (Chicago) (Sherwin-Williams)	1997	Industrial	12,500	-0-
IL	Elgin (Chicago) (Joseph T. Ryerson and Son)	2002	Industrial	89,052	-0-
IL	Granite City (St. Louis, MO) (Anheuser-Busch)	2001	Industrial	184,800	-0-
IL	Montgomery (Chicago) (Home Depot)	2004	Industrial	171,200	-0-
IL	Rockford (United Technologies)	2015	Industrial	38,833	-0-
IL	Rockford (Sherwin-Williams)	2011	Industrial	66,387	-0-
IL	Sauget (St. Louis, MO) (FDX Ground)	2015	Industrial	198,773	7,322
IL	Schaumburg (Chicago) (FDX)	1997	Industrial	73,500	-0-
IL	Wheeling (Chicago) (FDX Ground)	2003	Industrial	123,000	-0-
IN	Greenwood (Indianapolis) (ULTA)	2015	Industrial	671,354	17,346
IN	Indianapolis (FDX Ground)	2014	Industrial	327,822	8,431
IN	Greenwood (Indianapolis) (Amazon)	2020	Industrial	615,747	50,855
IN	Lafayette (Toyota)	2019	Industrial	350,000	16,101
KS	Edwardsville (Kansas City) (Carlisle Tire)	2003	Industrial	179,280	-0-
KS	Edwardsville (Kansas City) (International Paper)	2014	Industrial	280,000	7,627
KS	Olathe (Kansas City) (FDX Ground)	2016	Industrial	313,763	17,513
KS	Topeka (Coca-Cola)	2009	Industrial	40,000	288
KY	Buckner (Louisville) (Treehouse)	2014	Industrial	558,600	13,796
KY	Frankfort (Lexington) (Jim Beam)	2015	Industrial	599,840	14,611
KY	Louisville (Snap-on)	2016	Industrial	137,500	5,702
LA	Covington (New Orleans) (FDX Ground)	2016	Industrial	175,315	9,686
MD	Beltsville (Washington, DC) (FDX Ground)	2001	Industrial	148,881	-0-
MI	Livonia (Detroit) (FDX Ground)	2013	Industrial	172,005	4,973
MI	Orion (FDX Ground)	2007	Industrial	245,633	-0-
MI	Romulus (Detroit) (FDX)	1998	Industrial	71,933	-0-
MI	Walker (Grand Rapids) (FDX Ground)	2017	Industrial	343,483	17,219
MN	Stewartville (Rochester) (FDX Ground) (1)	2013	Industrial	60,398	1,578
MO	Kansas City (Bunzl)	2015	Industrial	158,417	6,273
MO	Liberty (Kansas City) (Dakota Bodies)	1998	Industrial	96,687	-0-
MO	O’Fallon (St. Louis) (Pittsburgh Glass Works)	1994	Industrial	102,135	-0-
MO	St. Joseph (Woodstream/Altec)	2001	Industrial	382,880	-0-
MS	Olive Branch (Memphis, TN) (Anda)	2012	Industrial	234,660	6,259
MS	Olive Branch (Memphis, TN) (Milwaukee Tool)	2013	Industrial	861,889	18,042

					Mortgage
					Balance
State	City (MSA)	Fiscal Year Acquisition	Type	Square Footage	9/30/2020 (in thousands)
MS	Richland (Jackson) (FDX)	1994	Industrial	36,000	$-0-
MS	Ridgeland (Jackson) (Graybar)	1993	Industrial	26,340	-0-
NC	Concord (Charlotte) (FDX Ground)	2016	Industrial	330,717	15,449
NC	Concord (Charlotte) (FDX Ground)	2017	Industrial	354,482	22,067
NC	Fayetteville (Victory Packaging)	1997	Industrial	148,000	-0-
NC	Whitsett (Greensboro) (FDX Ground)	2020	Industrial	286,281	29,902
NC	Winston-Salem (Style Crest)	2002	Industrial	106,507	-0-
NE	Omaha (FDX)	1999	Industrial	89,115	-0-
NJ	Carlstadt (New York, NY) (SOFIVE) (2)	2001	Industrial	60,400	1,227
NJ	Somerset (Various Tenants) (3)	1970	Shopping Center	64,220	-0-
NJ	Trenton (FDX Ground)	2019	Industrial	347,145	49,955
NY	Cheektowaga (Buffalo) (Sonwil)	2002	Industrial	104,981	-0-
NY	Halfmoon (Albany) (Cardinal Health)	2012	Industrial	75,000	-0-
NY	Hamburg (Buffalo) (FDX Ground)	2017	Industrial	338,584	18,770
OH	Bedford Heights (Cleveland) (FDX)	2007	Industrial	82,269	-0-
OH	Cincinnati (Keurig Dr Pepper)	2015	Industrial	63,840	-0-
OH	Lancaster (Columbus) (Magna)	2020	Industrial	153,000	9,091
OH	Kenton (International Paper)	2017	Industrial	298,472	10,247
OH	Lebanon (Cincinnati) (Siemens Real Estate)	2012	Industrial	51,130	-0-
OH	Monroe (Cincinnati) (UGN)	2015	Industrial	387,000	12,560
OH	Richfield (Cleveland) (FDX Ground)	2006	Industrial	131,152	-0-
OH	Stow (Cooper Tire)	2017	Industrial	219,765	10,809
OH	Streetsboro (Cleveland) (Best Buy)	2012	Industrial	368,060	8,025
OH	West Chester Twp. (Cincinnati) (FDX Ground)	2000	Industrial	103,818	-0-
OK	Oklahoma City (Amazon)	2018	Industrial	300,000	17,369
OK	Oklahoma City (Amazon II)	2020	Industrial	120,780	9,750
OK	Oklahoma City (Bunzl)	2017	Industrial	110,361	4,692
OK	Oklahoma City (FDX Ground)	2012	Industrial	158,340	2,341
OK	Tulsa (Keurig Dr Pepper)	2014	Industrial	46,240	1,413
PA	Altoona (FDX Ground) (1)	2014	Industrial	122,522	2,426
PA	Imperial (Pittsburgh) (GE)	2016	Industrial	125,860	9,586
PA	Monaca (Pittsburgh) (NF&M)	1977	Industrial	255,658	-0-
SC	Aiken (Augusta, GA) (Autoneum)	2017	Industrial	315,560	12,861
SC	Charleston (FDX)	2018	Industrial	121,683	12,222
SC	Charleston (FDX Ground)	2018	Industrial	265,318	26,794
SC	Ft. Mill (Charlotte, NC) (FDX Ground)	2010	Industrial	176,939	-0-
SC	Hanahan (Charleston) (SAIC)	2005	Industrial	302,400	-0-
SC	Hanahan (Charleston) (Amazon)	2005	Industrial	91,776	-0-
TN	Chattanooga (FDX)	2007	Industrial	60,637	-0-
TN	Lebanon (Nashville) (Cracker Barrel)	2011	Industrial	381,240	-0-
TN	Memphis (FDX Trade Networks)	2010	Industrial	449,900	3,304
TN	Shelby County (Land)	2007	Land	N/A	-0-
TX	Carrollton (Dallas) (United Technologies)	2010	Industrial	184,317	4,733
TX	Corpus Christi (FDX Ground)	2012	Industrial	46,253	-0-
TX	Edinburg (FDX Ground)	2011	Industrial	164,207	-0-
TX	El Paso (FDX Ground)	2006	Industrial	144,149	-0-
TX	Ft. Worth (Dallas) (FDX Ground)	2015	Industrial	304,608	17,879
TX	Houston (National Oilwell)	2010	Industrial	91,295	1,102
TX	Lindale (Tyler) (FDX Ground)	2015	Industrial	163,378	4,827
TX	Mesquite (Dallas) (FDX Ground)	2017	Industrial	351,874	27,350
TX	Spring (Houston) (FDX Ground)	2014	Industrial	181,176	6,623
TX	Waco (FDX Ground)	2012	Industrial	150,710	3,613
UT	Ogden (Salt Lake City) (FDX)	2020	Industrial	69,734	8,251
VA	Charlottesville (FDX)	1999	Industrial	48,064	-0-
VA	Mechanicsville (Richmond) (FDX)	2001	Industrial	112,799	-0-
VA	Richmond (Locke Supply)	2004	Industrial	60,000	-0-
VA	Roanoke (CHEP USA)	2007	Industrial	83,000	-0-
VA	Roanoke (FDX Ground)	2013	Industrial	103,402	3,395
WA	Burlington (Seattle/Everett) (FDX Ground)	2016	Industrial	210,445	15,471
WI	Cudahy (Milwaukee) (FDX Ground)	2001	Industrial	139,564	-0-
WI	Green Bay (FDX Ground) (1)	2013	Industrial	99,102	1,971
				23,398,377	$807,371

(1)	One loan is secured by the properties located in Green Bay, WI, Stewartville, MN and Altoona, PA.
(2)	We own a 51% controlling equity interest.
(3)	We own a 67% controlling equity interest.

The following table sets forth certain information concerning the principal tenants and leases for our properties shown above as of September 30, 2020:

State	City (MSA)	Tenant	Annualized Rent (in thousands)	Lease Expiration
AL	Huntsville	FedEx Ground Package System, Inc.	$605	07/31/26
AL	Mobile	Amazon.com Services, Inc. (Amazon.com, Inc.)	2,045	11/30/28
AZ	Tolleson (Phoenix)	Western Container Corp. (Coca-Cola)	1,393	04/30/27
CO	Colorado Springs	FedEx Ground Package System, Inc.	1,832	01/31/26
CO	Denver	FedEx Ground Package System, Inc.	609	10/31/25
CT	Newington (Hartford)	Vacant	N/A	N/A
FL	Cocoa	FedEx Ground Package System, Inc.	1,112	09/30/24
FL	Davenport (Orlando)	FedEx Ground Package System, Inc.	2,619	04/30/31
FL	Daytona Beach	B. Braun Medical Inc.	2,159	03/31/28
FL	Ft. Myers	FedEx Ground Package System, Inc.	1,418	08/31/27
FL	Homestead (Miami)	FedEx Ground Package System, Inc.	2,282	03/31/32
FL	Jacksonville	FedEx Corporation	536	05/31/29
FL	Jacksonville	FedEx Ground Package System, Inc.	1,998	12/31/29
FL	Lakeland	FedEx Corporation	155	11/30/27
FL	Orlando	FedEx Corporation	666	11/30/27
FL	Punta Gorda	FedEx Corporation	284	06/30/27
FL	Tampa	FedEx Ground Package System, Inc.	1,624	07/31/26
FL	Tampa	FedEx Corporation	603	11/30/27
FL	Tampa	Tampa Bay Grand Prix	361	09/30/27	(1)
GA	Augusta	FedEx Ground Package System, Inc.	513	06/30/23	(1)
GA	Augusta	FedEx Corporation	121	11/30/22
GA	Braselton (Atlanta)	FedEx Ground Package System, Inc.	3,782	02/28/33
GA	Griffin (Atlanta)	Rinnai America Corporation	894	12/31/22	(1)
GA	Savannah	Shaw Industries, Inc.	3,529	09/30/27
GA	Savannah	FedEx Ground Package System, Inc.	1,755	10/31/28
IA	Urbandale (Des Moines)	Foundation Building Materials, LLC	178	12/31/27	(2)
IL	Burr Ridge (Chicago)	Sherwin-Williams Company	162	10/31/26
IL	Elgin (Chicago)	Joseph T. Ryerson and Son, Inc.	514	01/31/25	(1)
IL	Granite City (St. Louis, MO)	Anheuser-Busch, Inc.	843	11/30/21
IL	Montgomery (Chicago)	Home Depot U.S.A., Inc.	1,064	12/31/22	(1)
IL	Rockford	Collins Aerospace Systems (United Technologies)	367	06/30/27	(3)
IL	Rockford	Sherwin-Williams Company	486	12/31/23
IL	Sauget (St. Louis, MO)	FedEx Ground Package System, Inc.	1,036	05/31/29
IL	Schaumburg (Chicago)	FedEx Corporation	478	03/31/27
IL	Wheeling (Chicago)	FedEx Ground Package System, Inc.	1,272	05/31/27
IN	Greenwood (Indianapolis)	ULTA, Inc.	2,755	07/31/25
IN	Indianapolis	FedEx Ground Package System, Inc.	1,717	10/31/27
IN	Greenwood (Indianapolis)	Amazon.com.indc, LLC (Amazon.com, Inc.)	4,950	08/31/34
IN	Lafayette	Toyota Tsusho America, Inc.	1,710	06/30/29
KS	Edwardsville (Kansas City)	Carlisle Tire & Wheel Company	765	07/31/23
KS	Edwardsville (Kansas City)	International Paper Company	1,371	08/31/23
KS	Olathe (Kansas City)	FedEx Ground Package System, Inc.	2,210	05/31/31	(4)
KS	Topeka	Heartland Coca-Cola Bottling Co., LLC (Coca-Cola)	332	09/30/21
KY	Buckner (Louisville)	TreeHouse Private Brands, Inc.	2,246	10/31/33
KY	Frankfort (Lexington)	Jim Beam Brands Company (Beam Suntory)	2,092	01/31/25
KY	Louisville	Challenger Lifts, Inc. (Snap-on Inc.)	852	06/07/26
LA	Covington (New Orleans)	FedEx Ground Package System, Inc.	1,270	06/30/25
MD	Beltsville (Washington, DC)	FedEx Ground Package System, Inc.	1,455	07/31/28
MI	Livonia (Detroit)	FedEx Ground Package System, Inc.	1,194	03/31/22
MI	Orion	FedEx Ground Package System, Inc.	1,908	06/30/23
MI	Romulus (Detroit)	FedEx Corporation	370	05/31/21
MI	Walker (Grand Rapids)	FedEx Ground Package System, Inc.	2,105	01/31/32
MN	Stewartville (Rochester)	FedEx Ground Package System, Inc.	372	05/31/23
MO	Kansas City	Bunzl Distribution Midcentral, Inc.	764	09/30/21
MO	Liberty (Kansas City)	Dakota Bodies, LLC	378	04/30/26
MO	O’Fallon (St. Louis)	Pittsburgh Glass Works, LLC, a Division of VITRO	450	06/30/21
MO	St. Joseph	Woodstream Corporation	932	09/30/21	(5)
MO	St. Joseph	Altec Industries, Inc.	376	02/28/23	(5)
MS	Olive Branch (Memphis, TN)	Anda Pharmaceuticals, Inc.	1,215	07/31/22
MS	Olive Branch (Memphis, TN)	Milwaukee Electric Tool Corporation	3,076	07/31/28
MS	Richland (Jackson)	FedEx Corporation	120	03/31/24
MS	Ridgeland (Jackson)	Graybar Electric Company	121	07/31/25	(1)
NC	Concord (Charlotte)	FedEx Ground Package System, Inc.	2,237	07/31/25
NC	Concord (Charlotte)	FedEx Ground Package System, Inc.	2,537	05/31/32
NC	Fayetteville	Victory Packaging, L.P.	506	02/28/25	(1)
NC	Whitsett (Greensboro)	FedEx Ground Package System, Inc.	3,002	04/30/35
NC	Winston-Salem	Style Crest, Inc.	428	03/31/26	(1)
NE	Omaha	FedEx Corporation	446	10/31/23
NJ	Carlstadt (New York, NY)	SOFIVE, Inc.	633	01/31/30	(6)
NJ	Somerset	Various Tenants at Retail Shopping Center	757	Various	(7)

State	City (MSA)	Tenant	Annualized Rent (in thousands)	Lease Expiration
NJ	Trenton	FedEx Ground Package System, Inc.	$5,306	06/30/32
NY	Cheektowaga (Buffalo)	Sonwil Distribution Center, Inc.	630	01/31/22
NY	Halfmoon (Albany)	RGH Enterprises, Inc. (Cardinal Health)	542	11/30/21	(8)
NY	Hamburg (Buffalo)	FedEx Ground Package System, Inc.	2,323	03/31/31
OH	Bedford Heights (Cleveland)	FedEx Corporation	438	08/31/28
OH	Cincinnati	The American Bottling Company (Keurig Dr Pepper)	487	09/30/29
OH	Lancaster (Columbus)	Magna Seating of America, Inc.	1,197	01/31/30
OH	Kenton	International Paper Company	1,268	08/31/27
OH	Lebanon (Cincinnati)	Siemens Real Estate	459	04/30/24
OH	Monroe (Cincinnati)	UGN, Inc.	2,088	02/28/34
OH	Richfield (Cleveland)	FedEx Ground Package System, Inc.	1,493	09/30/24
OH	Stow	Mickey Thompson (Cooper Tire)	1,523	08/31/27
OH	Streetsboro (Cleveland)	Best Buy Warehousing Logistics, Inc.	1,709	01/31/22
OH	West Chester Twp. (Cincinnati)	FedEx Ground Package System, Inc.	556	08/31/23
OK	Oklahoma City	Amazon.com Services, Inc. (Amazon.com, Inc.)	1,925	10/31/27
OK	Oklahoma City	Amazon.com Services, LLC (Amazon.com, Inc.)	934	08/31/30
OK	Oklahoma City	Bunzl Distribution Oklahoma, Inc.	736	08/31/24
OK	Oklahoma City	FedEx Ground Package System, Inc.	1,048	07/31/25
OK	Tulsa	The American Bottling Company (Keurig Dr Pepper)	266	02/28/24
PA	Altoona	FedEx Ground Package System, Inc.	651	08/31/23
PA	Imperial (Pittsburgh)	General Electric Company	1,334	12/31/25
PA	Monaca (Pittsburgh)	NF&M International, Inc.	841	12/31/24
SC	Aiken (Augusta, GA)	Autoneum North America, Inc.	1,731	04/30/32
SC	Charleston	FedEx Corporation	1,314	08/31/32
SC	Charleston	FedEx Ground Package System, Inc.	2,704	06/30/33
SC	Ft. Mill (Charlotte, NC)	FedEx Ground Package System, Inc.	1,598	08/31/28
SC	Hanahan (Charleston)	Science Applications International Corporation	1,683	10/31/23
SC	Hanahan (Charleston)	Amazon Services, Inc. (Amazon.com, Inc.)	789	06/30/29
TN	Chattanooga	FedEx Corporation	319	10/31/22
TN	Lebanon (Nashville)	CBOCS Distribution, Inc. (Cracker Barrel)	1,475	06/30/24
TN	Memphis	FedEx Trade Networks	1,394	05/31/29
TN	Shelby County	N/A- Land	-0-	N/A
TX	Carrollton (Dallas)	Carrier Enterprise, LLC (United Technologies)	1,140	01/31/24
TX	Corpus Christi	FedEx Ground Package System, Inc.	436	08/31/21
TX	Edinburg	FedEx Ground Package System, Inc.	1,097	09/30/26
TX	El Paso	FedEx Ground Package System, Inc.	1,345	09/30/23
TX	Ft. Worth (Dallas)	FedEx Ground Package System, Inc.	2,387	04/30/30
TX	Houston	National Oilwell Varco, Inc.	796	09/30/29
TX	Lindale (Tyler)	FedEx Ground Package System, Inc.	725	06/30/24
TX	Mesquite (Dallas)	FedEx Ground Package System, Inc.	3,203	03/31/32
TX	Spring (Houston)	FedEx Ground Package System, Inc.	1,581	09/30/24
TX	Waco	FedEx Ground Package System, Inc.	1,078	08/31/25
UT	Ogden (Salt Lake City)	FedEx Corporation	772	03/31/35
VA	Charlottesville	FedEx Corporation	329	08/31/27
VA	Mechanicsville (Richmond)	FedEx Corporation	541	04/30/23
VA	Richmond	Locke Supply Co.	325	04/30/32
VA	Roanoke	CHEP USA, Inc.	506	02/28/25	(9)
VA	Roanoke	FedEx Ground Package System, Inc.	755	04/30/23
WA	Burlington (Seattle/Everett)	FedEx Ground Package System, Inc.	1,962	08/31/30
WI	Cudahy (Milwaukee)	FedEx Ground Package System, Inc.	827	06/30/27
WI	Green Bay	FedEx Ground Package System, Inc.	468	05/31/23
			$147,981

(1)	Renewal or extension has been executed. See fiscal 2020 and fiscal 2021 renewal and extension chart.
(2)	The lease has a one-time early termination option which may be exercised on December 31, 2025, on the condition that we are provided with six months’ notice and the tenant pays us a $95,000 termination fee.
(3)	The lease has an early termination option which may be exercised after June 2022, on the condition that we are provided with six months’ notice and the tenant pays us a $1.1 million termination fee.
(4)	Subsequent to fiscal yearend, effective 11/5/2020, the property was expanded resulting in increasing the annualized rent by $349,000.
(5)	Property is leased to two tenants.
(6)	Estimated annual rent is the full annual rent per the lease. We consolidate the results of this property due to our 51% controlling equity interest.
(7)	We own a 67% controlling equity interest. Estimated annual rent reflects our proportionate share of the total rent.
(8)	Subsequent to fiscal yearend, effective 10/1/2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for this 75,000 square foot facility, whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease. We simultaneously entered into 10.4 year lease agreement with United Parcel Service, Inc. which became effective 11/1/2020. The new lease agreement provides for five months of free rent, after which, initial annual rent will be $510,000, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000 over the life of the lease which matures 3/31/2031.
(9)	The lease has an early termination option which may be exercised after August 2021, on the condition that we are provided with six months’ notice and the tenant pays us a $500,000 termination fee.

As of September 30, 2020, all but two of our industrial properties were 100% occupied, resulting in a 99.4% overall occupancy rate.

Our weighted average lease expiration was 7.1 years and 7.6 years as of September 30, 2020 and 2019, respectively.

Our overall occupancy rates as of the years ended September 30, 2020, 2019, 2018, 2017 and 2016 were 99.4%, 98.9%, 99.6%, 99.3% and 99.6%, respectively. The weighted average effective annualized rent per square foot for the years ended September 30, 2020, 2019, 2018, 2017 and 2016 was $6.36, $6.20, $6.01, $5.93 and $5.72, respectively.

Completed expansions have resulted in increased rents over the fiscal years ended September 30, 2019 and 2020

Ecommerce has been a major catalyst driving increased demand for the industrial property type. The shift from traditional brick and mortar retail shopping to ordering goods on-line has resulted in record occupancy rates for industrial real estate throughout the U.S. Due to this increased demand, we have been experiencing an increase in expansion activity at our existing properties.

We now have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway and one parking expansion project recently completed subsequent to the fiscal yearend on November 5, 2020. These six projects, plus the recently completed project, are expected to cost approximately $20.1 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at ten additional locations bringing the total potential parking lot expansion projects to 17 currently. The parking expansion project that was completed on November 5, 2020 was at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. The expansion resulted in a $349,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2,210,000 to $2,559,000.

In February 2019, we completed a 155,000 square foot building expansion for a property leased to UGN, Inc. located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15-year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15-year term. In connection with this expansion, we obtained a 10.6 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan coincides with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77%.

Fiscal 2020 Renewals

In fiscal 2020, approximately 2% of our gross leasable area, representing five leases totaling 410,000 square feet, was set to expire. Four of these five leases, representing 355,000 square feet, or 87%, were renewed. The four lease renewals have a weighted average lease term of 4.2 years and represent an increase in the weighted average lease rate of 12.0% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 4.4% on a cash basis.

We have incurred or we expect to incur tenant improvement costs of $423,000 in connection with two of these lease renewals and leasing commission costs of $217,000 in connection with three of these lease renewals. The table below summarizes the lease terms of the four leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Elgin (Chicago), IL	Joseph T. Ryerson & Son, Inc.	89,052	$5.68	$5.68	1/31/20	$5.78	$5.50	1/31/25	5.0	$0.50	$0.17
Montgomery (Chicago), IL	Home Depot U.S.A., Inc.	171,200	5.70	5.93	6/30/20	6.30	6.30	12/31/22	2.5	-0-	0.28
Ridgeland (Jackson), MS	Graybar Electric Company	26,340	4.36	4.36	7/31/20	4.62	4.44	7/31/25	5.0	-0-	0.14
Tampa, FL	Tampa Bay Grand Prix	68,385	3.83	4.48	9/30/20	5.39	5.00	9/30/27	7.0	0.42	-0-
	Total	354,977

Weighted Average			$5.24	$5.47		$5.87	$5.71		4.2	$0.28	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

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

On September 30, 2020, we had a weighted average lease maturity of 7.1 years with 7.6% of the weighted average gross annualized rent scheduled to expire each year. Our overall occupancy rate of our total property portfolio was 99.4% and 98.9% as of September 30, 2020 and 2019, respectively.

Subsequent to fiscal yearend, effective October 1, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease, which was to expire in 1.2 years on November 30, 2021. We simultaneously entered into 10.4 year lease agreement with United Parcel Service, Inc. (UPS) which became effective November 1, 2020. The lease agreement with UPS provides for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot, will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease which expires March 31, 2031. This compares to the former U.S GAAP straight-line rent of $7.65 per square foot and former cash rent of $8.19 per square foot, resulting in a decrease of 5.8% on a U.S GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provides for an additional 9.3 years of lease term versus the old lease with Cardinal Health.

Fiscal 2021 Renewals

In fiscal 2021, approximately 5% of our gross leasable area, representing ten leases totaling 1.2 million square feet, is set to expire. Four of these ten leases have been renewed thus far, for a weighted average term of 3.2 years, at a rental rate increase of 8.0% on a GAAP basis and an increase of 1.9% on a cash basis. These four lease renewals represent 532,000 square feet, or 44% of the expiring square footage for fiscal 2021.

We have incurred or we expect to incur leasing commission costs of $176,000 in connection with two of these lease renewals and we have incurred or we expect to incur tenant improvement costs of $162,000 in connection with one of these lease renewals. The table below summarizes the lease term of the leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal terms.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Griffin (Atlanta), GA	Rinnai America Corporation	218,120	$3.81	$3.93	12/31/20	$4.22	$4.22	12/31/22	2.0	$-0-	$0.13
Fayetteville, NC	Victory Packaging, L.P.	148,000	3.33	3.50	2/28/21	3.40	3.25	2/28/25	4.0	-0-	0.20
Winston Salem, NC	Style Crest	106,507	3.39	3.77	3/31/21	4.10	3.90	3/31/26	5.0	0.30	-0-
Augusta, GA	FedEx Ground	59,358	8.64	8.64	6/30/21	8.64	8.64	6/30/23	2.0	-0-	-0-
	Total	531,985

Weighted Average			$4.13	$4.30		$4.46	$4.38		3.2	$0.10	$0.10

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These four lease renewals have a U.S. GAAP straight-line lease rate of $4.46 per square foot. The renewed initial cash rent per square foot is $4.38. This compares to the former rent of $4.13 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $4.30 per square foot, resulting in an increase of 8.0% on a U.S. GAAP straight-line basis and an increase of 1.9% on a cash basis.

The following table presents certain information as of September 30, 2020, with respect to our leases expiring over the future fiscal years ended September 30th:

Expiration of Fiscal Year Ended September 30th	Property Count	Total Area Expiring (square feet)	Annualized Rent (in thousands)	Percent of Gross Annualized Rent

Vacant (1)	2	135,668	$-0-	0%
Shopping Center (2)	1	64,220	757	1%
2021	7	749,738	3,826	3%
2022	5	1,064,506	5,591	4%
2023	16	2,117,482	12,019	8%
2024	13	1,887,034	11,722	8%
2025	11	2,607,470	12,968	9%
2026	9	1,185,420	8,759	6%
2027	13	2,385,501	13,211	9%
2028	11	2,571,915	13,970	9%
2029	9	1,830,929	10,548	7%
2030	6	1,146,812	9,111	6%
2031	3	963,269	7,152	5%
2032	8	2,131,983	18,803	13%
2033	2	639,068	6,486	4%
2034	3	1,561,347	9,284	6%
2035	2	356,015	3,774	2%
Total (3)	119	23,398,377	$147,981	100%

(1)	“Vacant” represents 81,000 square feet at our 256,000 square foot industrial park located in Monaca (Pittsburgh), PA, 55,000 square feet in Newington (Hartford), CT and not included in the Property Count but included in the square feet is 3,000 square feet at our 64,000 square foot Shopping Center located in Somerset, NJ.
(2)	“Shopping Center” represents a multi-tenanted property which has lease expirations ranging from “2021” to “2030”.
(3)	The property located in Monaca (Pittsburgh), PA is included in “Vacant” and is included in “2025” for its lease with NF&M International and therefore is counted as one property in the property count total. The property located in St. Joseph, MO is included in “2021” for its tenant, Woodstream Corporation and is also included in “2023” for its tenant, Altec Industries, Inc., both of which occupy one property and therefore is counted as one property in the property count total.

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

Shareholder Information

As of November 16, 2020, 1,258 shareholders of record held shares of our common stock.

Dividends

We have maintained or increased our common stock cash dividend for 29 consecutive years. On October 1, 2015, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.15 per share to $0.16 per share representing a 6.7% increase in our quarterly cash dividend. Then again, on October 2, 2017, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.16 per share to $0.17 per share, representing a 6.3% increase in our quarterly cash dividend. These two dividend raises represent a total increase of 13%. We currently expect that comparable cash dividends will continue to be paid in the future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On January 16, 2020, our Board of Directors reaffirmed our Common Stock Repurchase Program (the “Program”) that authorizes us to purchase up to $50.0 million of shares of our common stock. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. During March and April of fiscal 2020, we repurchased 400,000 shares of our common stock for $4.3 million at an average price of $10.69 per share. These are the only repurchases made under the Program thus far.

Comparative Stock Performance

The following line graph compares the total return of our common stock for the last five fiscal years to the FTSE Nareit Composite Index (US), published by the National Association of Real Estate Investment Trusts (Nareit), and the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on September 30, 2015 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

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

	September 30,
	2020	2019	2018	2017	2016
OPERATING DATA:
Rental and Reimbursement Revenue	$167,817	$154,821	$135,485	$113,546	$94,916
Real Estate Taxes and Operating Expenses	(27,081)	(23,626)	(20,713)	(17,315)	(14,729)
Net Operating Income - NOI	140,736	131,195	114,772	96,231	80,187
Lease Termination Income	-0-	-0-	210	-0-	-0-
Gain on Sale of Securities Transactions	-0-	-0-	111	2,312	4,399
Unrealized Holding Gains (Losses) Arising During the Periods (1)	(77,380)	(24,680)	-0-	-0-	-0-
Dividend Income	10,445	15,168	13,121	6,930	5,616
General and Administrative Expenses	(8,932)	(9,081)	(8,776)	(7,809)	(7,936)
Non-recurring Severance Expense	(786)	-0-	-0-	-0-	-0-
Acquisition Costs	-0-	-0-	-0-	(179)	(730)
Interest Expense (2)	(36,376)	(36,912)	(32,350)	(25,754)	(22,953)
Depreciation & Amortization Expense	(49,850)	(45,890)	(38,567)	(31,460)	(26,088)
Income (Loss) from Operations	(22,143)	29,800	48,521	40,271	32,495
Gain on Sale of Real Estate Investments	-0-	-0-	7,485	-0-	-0-
Net Income (Loss)	(22,143)	29,800	56,006	40,271	32,495
Preferred Dividend Expense	(26,474)	(18,774)	(17,191)	(14,862)	(9,021)
Redemption of Preferred Stock	-0-	-0-	-0-	(2,467)	(2,942)
Net Income (Loss) Attributable to Common Shareholders (1)	$(48,617)	$11,026	$38,815	$22,942	$20,532
Net Income (Loss) Per Share (1)
Basic	$(0.23)	$0.32	$0.71	$0.56	$0.50
Diluted	(0.23)	0.32	0.71	0.56	0.50
Net Income (Loss) Attributable to Common Shareholders Per Share (1)
Basic	(0.50)	0.12	0.49	0.32	0.31
Diluted	(0.50)	0.12	0.49	0.32	0.31

(1)	Effective October 1, 2018 we adopted ASU 2016-01. This new accounting standard requires unrealized gains or losses on our securities investments to flow through our income statement. Periods shown here prior to October 1, 2018 do not include the effect of this accounting change and therefore Net Income (Loss) Attributable to Common Shareholders between these periods are not comparable.
(2)	Amortization expense related to Financing Costs are included in “Interest Expense.”

BALANCE SHEET DATA:
Total Assets	$1,939,783	$1,871,948	$1,718,378	$1,443,038	$1,223,486
Real Estate Investments, net	1,747,844	1,616,934	1,512,513	1,260,830	1,013,103
Fixed Rate Mortgage Notes Payable, net	799,507	744,928	711,546	591,364	477,476
Loans Payable	75,000	95,000	186,609	120,091	80,791
Preferred Stock Called for Redemption	-0-	-0-	-0-	-0-	53,494
7.875% Series B Cumulative Redeemable Preferred Stock	-0-	-0-	-0-	-0-	57,500
6.125% Series C Cumulative Redeemable Preferred Stock	471,994	347,678	287,200	245,986	135,000
Total Shareholders’ Equity	1,037,605	1,011,043	797,906	712,866	597,858

CASH FLOW DATA:
Net Cash Provided (Used) By:
Operating Activities	$98,829	$100,748	$84,700	$74,641	$55,377
Investing Activities	(180,676)	(213,634)	(331,684)	(339,844)	(228,522)
Financing Activities	85,185	123,741	246,083	179,680	256,821

	September 30,
OTHER INFORMATION:	2020	2019	2018	2017	2016
Average Number of Common Shares Outstanding
Basic	98,082	93,387	78,619	72,114	65,469
Diluted	98,164	93,485	78,802	72,250	65,558
Funds From Operations*	$78,483	$81,197	$69,841	$54,442	$46,598
Core Funds From Operations*	$78,483	$81,197	$69,841	$57,088	$50,271
Adjusted Funds From Operations*	$76,939	$79,695	$68,375	$54,880	$45,865
Cash Dividends per Common Share	$0.68	$0.68	$0.68	$0.64	$0.64

*We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (Nareit), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. Included in the Nareit FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of Nareit FFO to make an election to include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude unrealized gains and losses from our investments in marketable equity securities from our FFO calculation. Nareit created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Core FFO as FFO, plus acquisition costs and costs associated with the Redemption of Preferred Stock. We define Adjusted Funds From Operations (AFFO) as Core FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, non-recurring severance expense, non-recurring other expense, gain on sale of securities transactions, lease termination income, effect of non-cash U.S. GAAP straight-line rent adjustments and subtracting recurring capital expenditures. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO, Core FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO, Core FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO, Core FFO and AFFO and, accordingly, our FFO, Core FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO, Core FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of U.S. GAAP Net Income (Loss) Attributable to Common Shareholders to FFO, Core FFO and AFFO for the fiscal years ended September 30th (in thousands):

	2020	2019	2018	2017	2016
Net Income (Loss) Attributable to Common Shareholders (1)	$(48,617)	$11,026	$38,815	$22,942	$20,532
Plus: Unrealized Holding Losses Arising During the Periods	77,380	24,680	-0-	-0-	-0-
Plus: Depreciation Expense (Excluding Corporate Office)	46,437	42,518	36,018	29,478	23,931
Plus: Amortization of Intangible Assets	2,137	1,986	1,613	1,072	1,179
Plus: Amortization of Capitalized Lease Costs	1,146	987	880	855	956
Less: (Gain) / Plus: Loss on Sale of Real Estate Investments	-0-	-0-	(7,485)	95	-0-
FFO Attributable to Common Shareholders	78,483	81,197	69,841	54,442	46,598
Plus: Acquisition Costs	-0-	-0-	-0-	179	731
Plus: Redemption of Preferred Stock	-0-	-0-	-0-	2,467	2,942
Core FFO Attributable to Common Shareholders	78,483	81,197	69,841	57,088	50,271
Plus: Depreciation of Corporate Office Capitalized Costs	234	502	158	157	124
Plus: Stock Compensation Expense	452	784	434	625	926
Plus: Amortization of Financing Costs	1,413	1,253	1,221	1,234	1,116
Plus: Non-recurring Severance Expense	786	-0-	-0-	-0-	-0-
Plus: Non-recurring Other Expense (2)	-0-	-0-	-0-	-0-	500
Less: Gain on Sale of Securities Transactions	-0-	-0-	(111)	(2,312)	(4,399)
Less: Lease Termination Income	-0-	-0-	(210)	-0-	-0-
Less: Effect of non-cash U.S. GAAP Straight-line Rent Adjustment	(1,976)	(1,926)	(1,973)	(1,028)	(1,710)
Less: Recurring Capital Expenditures	(2,453)	(2,115)	(985)	(884)	(963)
AFFO Attributable to Common Shareholders	$76,939	$79,695	$68,375	$54,880	$45,865

(1)	Effective October 1, 2018, we adopted ASU 2016-01. This new accounting standard requires unrealized gains or losses on our securities investments to flow through our income statement. Periods shown here prior to October 1, 2018 do not include the effect of this accounting change and therefore Net Income (Loss) Attributable to Common Shareholders between these periods are not comparable.
(2)	Consists of one-time payroll expenditures in fiscal 2016.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and we do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	the ability of our tenants to make payments under their respective leases;

●	our reliance on certain major tenants;

●	our ability to re-lease properties that are currently vacant or that become vacant;

●	our ability to obtain suitable tenants for our properties;

●	changes in real estate market conditions, economic conditions in the industrial sector, the markets in which our properties are located and general economic conditions;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;

●	our ability to acquire, finance and sell properties on attractive terms;

●	our ability to repay debt financing obligations;

●	our ability to refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all;

●	the loss of any member of our management team;

●	our ability to comply with debt covenants;

●	our ability to integrate acquired properties and operations into existing operations;

●	continued availability of proceeds from issuances of our debt or equity securities;

●	the availability of other debt and equity financing alternatives;

●	changes in interest rates, including the replacement of the LIBOR reference rate, under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;

●	our ability to successfully implement our selective acquisition strategy;

●	our ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	changes in federal or state tax rules or regulations that could have adverse tax consequences;

●	declines in the market prices of our investment securities;

●	the effect of COVID-19 on our business and general economic conditions; and

●	our ability to qualify as a REIT for federal income tax purposes.

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

Overview

Monmouth Real Estate Investment Corporation, founded in 1968, is one of the oldest public equity REITs in the world. We are a self-administered and self-managed REIT that seeks to invest in well-located, modern, single- tenant industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. During the fiscal year 2020, we purchased five new built-to-suit, net-leased, industrial properties, located in the following MSA’s: Indianapolis, IN, Columbus, OH, Greensboro, NC, Salt Lake City, UT and Oklahoma City, OK totaling approximately 1.2 million square feet, for an aggregate purchase price of $175.1 million. In connection with the five properties acquired during fiscal 2020, we obtained an 18 year fully-amortizing mortgage loan, a 10 year fully-amortizing mortgage loan and three 15 year fully-amortizing mortgage loans, respectively. The five mortgage loans originally totaled $110.3 million, with a weighted average maturity of 16.0 years, and with interest rates ranging from 3.00% to 4.27%, resulting in a weighted average interest rate of 3.69%. At September 30, 2020, we held investments in 119 properties totaling 23.4 million square feet. Total real estate investments were $2.0 billion at September 30, 2020. These properties are located in 31 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. All of these properties are wholly-owned, with the exception of an industrial property in New Jersey, in which we own a 51% controlling equity interest, and a shopping center in New Jersey, in which we own a 67% controlling equity interest.

Our weighted average lease expiration was 7.1 years and 7.6 years as of September 30, 2020 and 2019, respectively, and our average annualized rent per occupied square foot as of September 30, 2020 and 2019 was $6.36 and $6.20, respectively. At September 30, 2020 and 2019, our overall occupancy rate was 99.4% and 98.9%, respectively.

We have a concentration of properties leased to FedEx Corporation (FDX). As of September 30, 2020, we had 23.4 million leasable square feet, of which 10.7 million square feet, or 46%, consisting of 62 separate stand-alone leases, were leased to FDX and its subsidiaries (5% to FDX and 41% to FDX subsidiaries). These properties are located in 26 different states. As of September 30, 2020, the 62 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 7.9 years. As of September 30, 2020, in addition to FDX and its subsidiaries, the only tenants that leased 5% or more of our total square footage were subsidiaries of Amazon, which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. Our Rental and Reimbursement Revenue from FDX and its subsidiaries for the fiscal year ended September 30, 2020 totaled $96.4 million, or as a percentage of total rent and reimbursement revenues, 58% (5% from FDX and 53% from FDX subsidiaries). In addition to FDX and its subsidiaries, the only tenants to comprise 5% or more of our total Rental and Reimbursement Revenue were subsidiaries of Amazon, which represented 6% of our Rental and Reimbursement Revenue for the fiscal year ended September 30, 2020. None of our properties are subject to a master lease or any cross-collateralization agreements.

FDX and Amazon are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A2”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, Amazon, S&P Global Ratings or Moody’s on such websites.

Our revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property. Rental and Reimbursement Revenue increased $13.0 million, or 8%, for the year ended September 30, 2020, as compared to the year ended September 30, 2019. Total expenses (excluding other income and expense) increased $8.1 million, or 10%, for the year ended September 30, 2020 as compared to the year ended September 30, 2019. The increases were due mainly to the revenue and expenses relating to the property acquisitions made during fiscal 2020 and 2019.

Our Net Income (Loss) Attributable to Common Shareholders decreased $59.6 million, or 541%, for the fiscal year ended September 30, 2020 as compared to the fiscal year ended September 30, 2019 and decreased $27.8 million, or 72%, for the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018. The decrease in our Net Income (Loss) Attributable to Common Shareholders from the fiscal year ended September 30, 2020 to the fiscal year ended September 30, 2019 was primarily due to the implementation of a new accounting rule requiring that unrealized gains and losses resulting from our securities investments be reflected on our income statement. During the fiscal year ended September 30, 2020 and 2019, we recognized $77.4 million and $24.7 million of unrealized losses, respectively. Prior to the adoption of the rule, unrealized gains and losses were reflected as a change in our shareholders’ equity. During the fiscal year ended September 30, 2018, we reported $7.5 million from the Gain on Sale of Real Estate Investments and we reported $111,000 from the Gain on Sale of Securities Transactions. Excluding all non-cash unrealized losses and realized gains, our Net Income Attributable to Common Shareholders for the fiscal years ended September 30, 2020, 2019 and 2018 would have been $28.8 million, $35.7 million and $31.2 million, respectively. This represents a 14% increase from the fiscal year ended September 30, 2018 to the fiscal year ended September 30, 2019 and a 19% decrease from the fiscal year ended September 30, 2019 to the fiscal year ended September 30, 2020. The 14% increase from the fiscal year ended September 30, 2018 to the fiscal year ended September 30, 2019 was due to the purchase of additional properties in fiscal 2019 and 2018. The 19% decrease from the fiscal year ended September 30, 2019 to the fiscal year ended September 30, 2020 was mostly due to an increase in Preferred Dividend Expense of $7.7 million, a decrease in Dividend Income from our securities investments of $4.7 million and a one-time Non-recurring Severance Expense of $786,000. Excluding these items, our Net Income Attributable to Common Shareholders for the fiscal year ended September 30, 2020 would have been $45.6 million as compared to $39.3 million for the fiscal year ended September 30, 2019, representing a 16% increase.

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which we believe is a useful indicator of our operating performance. NOI is a non-GAAP financial measure that we define as Net Income (Loss) Attributable to Common Shareholders, plus Preferred Dividend Expense, General and Administrative Expenses, Non-recurring Severance Expense, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, Unrealized Holding Losses Arising During the Periods, less Dividend Income, Gain on Sale of Securities Transactions, Gain on Sale of Real Estate Investments and Lease Termination Income. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities, and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of our Net Income (Loss) Attributable to Common Shareholders to our NOI for the fiscal years ended September 30, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net Income (Loss) Attributable to Common Shareholders	$(48,617)	$11,026	$38,815
Plus: Preferred Dividend Expense	26,474	18,774	17,191
Plus: General and Administrative Expenses	8,932	9,081	8,776
Plus: Non-recurring Severance Expense	786	-0-	-0-
Plus: Depreciation	46,670	43,020	36,176
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	3,180	2,870	2,391
Plus: Interest Expense, including Amortization of Financing Costs	36,376	36,912	32,350
Plus: Unrealized Holding Losses Arising During the Periods (1)	77,380	24,680	-0-
Less: Dividend Income	(10,445)	(15,168)	(13,121)
Less: Gain on Sale of Securities Transactions	-0-	-0-	(111)
Less: Gain on Sale of Real Estate Investments	-0-	-0-	(7,485)
Less: Lease Termination Income	-0-	-0-	(210)
Net Operating Income – NOI	$140,736	$131,195	$114,772

(1)	Effective October 1, 2018 we adopted ASU 2016-01. This new accounting standard requires unrealized gains or losses on our securities investments to flow through our income statement.

The components of our NOI for the fiscal years ended September 30, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018

Rental Revenue	$141,583	$132,524	$115,864
Reimbursement Revenue	26,234	22,297	19,621
Total Rental and Reimbursement Revenue	167,817	154,821	135,485
Real Estate Taxes	(20,193)	(17,010)	(14,919)
Operating Expense	(6,888)	(6,616)	(5,794)
NOI	$140,736	$131,195	$114,772

NOI increased $9.5 million, or 7%, for the fiscal year ended September 30, 2020 as compared to the fiscal year ended September 30, 2019 and increased $16.4 million, or 14%, for the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018. The increase from fiscal year 2019 to 2020 was due to the additional income related to five industrial properties purchased during fiscal 2020 and the purchase of three industrial properties during fiscal 2019. The increase from fiscal year 2018 to 2019 was due to the additional income related to three industrial properties purchased during fiscal 2019 and the purchase of seven industrial properties during fiscal 2018.

We evaluate our financial performance using earnings before interest, taxes, depreciation and amortization for real estate (Adjusted EBITDA) from property operations, which we believe is a useful indicator of our operating performance. Adjusted EBITDA is a non-GAAP financial measure that we define as Net Income (Loss) Attributable to Common Shareholders, plus Preferred Dividend Expense, Interest Expense, including Amortization of Financing Costs, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Unrealized Holding Losses Arising During the Periods, less Gain on Sale of Securities Transactions and Gain on Sale of Real Estate Investments. Other REITs may use different methodologies to calculate Adjusted EBITDA and, accordingly, our Adjusted EBITDA may not be comparable to all other REITs.

The following is a reconciliation of our Net Income (Loss) Attributable to Common Shareholders to our Adjusted EBITDA for the fiscal years ended September 30, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net Income (Loss) Attributable to Common Shareholders	$(48,617)	$11,026	$38,815
Plus: Preferred Dividend Expense	26,474	18,774	17,191
Plus: Interest Expense, including Amortization of Financing Costs	36,376	36,912	32,350
Plus: Depreciation and Amortization	49,850	45,890	38,567
Plus: Net Amortization of Acquired Above and Below Market Lease Revenue	103	103	102
Plus: Unrealized Holding Losses Arising During the Periods	77,380	24,680	-0-
Less: Gain on Sale of Securities Transactions	-0-	-0-	(111)
Less: Gain on Sale of Real Estate Investments	-0-	-0-	(7,485)
Adjusted EBITDA	$141,566	$137,385	$119,429

Adjusted EBITDA increased $4.2 million, or 3%, for the fiscal year ended September 30, 2020 as compared to the fiscal year ended September 30, 2019 and increased $18.0 million, or 15%, for the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018. The increase from fiscal year 2019 to 2020 was due to the additional income related to five industrial properties purchased during fiscal 2020 and the purchase of three industrial properties during fiscal 2019. The increase from fiscal year 2018 to 2019 was due to the additional income related to three industrial properties purchased during fiscal 2019 and the purchase of seven industrial properties during fiscal 2018.

For the fiscal years ended September 30, 2020, 2019 and 2018, gross revenue, which includes Rental Revenue, Reimbursement Revenue and Dividend Income, totaled $178.3 million, $170.0 million and $148.6 million, respectively.

We have entered into agreements to purchase six, new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Georgia, Ohio, Tennessee and Vermont, totaling 2.4 million square feet. These future acquisitions have net-leased terms ranging from 10 to 20 years with a weighted average lease term of 15.3 years. The total purchase price for these six properties is $338.4 million. Four of these six properties, consisting of an aggregate of 1.2 million square feet, or 50% of the total leasable area, are leased to FedEx Ground Package System, Inc. All six properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing five of these transactions during fiscal 2021 and one during fiscal 2022. In connection with three of these six properties, we have entered into commitments to obtain three separate fully-amortizing mortgage loans totaling $139.5 million with fixed interest rates ranging from 2.62% to 3.25% with a weighted average fixed interest rate of 2.99%. The three loans have terms ranging from 15 to 17 years with a weighted average term of 15.8 years.

We now have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway and one parking expansion project recently completed subsequent to the fiscal yearend on November 5, 2020. These six projects, plus the recently completed project, are expected to cost approximately $20.1 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at ten additional locations bringing the total potential parking lot expansion projects to 17 currently. The parking expansion project that was completed on November 5, 2020 was at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. The expansion resulted in a $349,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2,210,000 to $2,559,000.

During the three fiscal years ended September 30, 2020, 2019 and 2018, we completed a total of three property expansions, consisting of one building expansion and two parking lot expansions. Both of the parking lot expansions included the purchase of additional land. The building expansion resulted in 155,000 additional square feet. Total costs for all three property expansions were $12.2 million and resulted in total increased annual rent of $1.2 million. Two of these completed expansions resulted in new ten-year lease extensions and the other one resulted in a new fifteen-year lease extension. The weighted average lease extension for these three property expansions is 13.6 years.

For fiscal years 2020 and 2019, Gross Revenues also include Dividend Income and for fiscal year 2018, Gross Revenues also include both Dividend Income and Gain on Sale of Securities Transactions. We hold a portfolio of marketable securities of other REITs with a fair value of $108.8 million as of September 30, 2020, representing 4.9% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets. Our REIT securities portfolio provides us with diversification, income, and is a source of potential liquidity when needed. We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery.

We had $23.5 million in Cash and Cash Equivalents and $108.8 million in REIT securities as of September 30, 2020. We believe that funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, proceeds from the Common Stock ATM Program and proceeds from private placements and public offerings of additional common or preferred stock or other securities, will provide sufficient funds to adequately meet our obligations over the next several years.

We have a DRIP, in which participants can purchase our stock at a price that is approximately 95% of market value. Amounts received in connection with the DRIP (including dividend reinvestments of $7.6 million, $16.9 million and $12.9 million for fiscal years ended 2020, 2019 and 2018, respectively) were $26.4 million, $74.0 million and $90.0 million for fiscal years ended 2020, 2019 and 2018, respectively.

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

On February 6, 2020, we entered into an Equity Distribution Agreement (Common Stock ATM Program) with BMO Capital Markets Corp., B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (together the “Distribution Agents”) under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate sales price of up to $150.0 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Agreement, if any, will be in “at the market offerings.” We implemented the Common Stock ATM program for the flexibility that it provides to opportunistically access the capital markets and to best time our equity capital needs as we close on acquisitions. To date, we have not raised any equity though our Common Stock Equity Program.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc. or B. Riley & Co., LLC or FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million, with $28.5 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on June 29, 2017. On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2020, we sold 10.5 million shares under these programs at a weighted average price of $24.92 per share, and generated net proceeds, after offering expenses, of $256.4 million, of which 5.0 million shares were sold during the fiscal year ended September 30, 2020 at a weighted average price of $25.04 per share, and generated net proceeds, after offering expenses, of $122.4 million. As of September 30, 2020, there was $36.3 million remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2020, 18.9 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to September 30, 2020, through November 23, 2020, we sold 1.4 million shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $24.92 per share, and realized net proceeds, after offering expenses, of $35.0 million.

Industrial space demand has historically been very closely correlated to Gross Domestic Product (GDP) growth. While the COVID-19 pandemic has resulted in a global economic recession, it has greatly accelerated the strong ecommerce growth trajectory. This has been the most significant driver of the strong fundamental performance the industrial real estate sector has been experiencing. Excluding food, fuel, and autos, approximately 20% of total retail sales have migrated from traditional store sales to on-line sales and this growth in market share is expected to continue. It is estimated that ecommerce sales require three times the warehouse space relative to brick and mortar retail sales. As a result of state and local government-mandated shutdowns due to COVID-19, ecommerce sales as a percentage of total retail sales increased from approximately 15% to 27% during the last two quarters. The COVID-19 pandemic has also created a need for supply chain reconfiguration. Increased inventory stocking is currently taking place across many industries and it appears that this trend will continue in order to accommodate surges in demand. Additionally, U.S. manufacturing has been increasing in recent years and the COVID-19 pandemic has accelerated this trend as supply chains now prefer shorter distances and less reliance on foreign sources.

Our portfolio of modern, net-leased industrial properties, continues to provide shareholders with reliable and predictable income streams. We expect these favorable trends for the industrial real estate sector to be a leading demand driver for the foreseeable future, as consumers continue to embrace the added efficiencies of on-line consumption. The strong financial position of our tenants, together with the long duration of our leases, provides for high quality, reliable income streams throughout the business cycle.

We intend to continue to increase our real estate investments in fiscal 2021 and 2022 through acquisitions and expansions of our properties. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing. Competition in the market areas in which we operate is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

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

As part of our review of our property portfolio, we evaluated our industrial properties with vacancy at September 30, 2020, which consists of 136,000 square feet, representing 0.6% of our total rentable square feet. The discounted cash flows expected from a potential lease applicable to the vacant portion of these properties exceeded its historical net cost basis. We consider, on a quarterly basis, whether the marketed rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows. We may obtain an independent appraisal to assist in evaluating a potential impairment for a property if it has been vacant for several years. We have also considered the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis.

We reviewed our operating properties in light of the requirements of ASC 360-10 and determined that, as of September 30, 2020, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities. We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. The value of the marketable securities was $108.8 million as of September 30, 2020, representing 4.9% of our undepreciated assets. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of the prior fiscal year. This new rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income. The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. We individually review and evaluate our marketable securities for impairment on a quarterly basis, or when events or circumstances occur. We consider, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.

We classify our securities among three categories: held-to-maturity, trading, and available-for-sale. Our securities at September 30, 2020 and 2019 are all classified as available-for-sale and are carried at fair value based on quoted market prices. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.

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

We did not recognize any lease termination fees during fiscal year 2020 and 2019. We recognized two lease termination fees during fiscal 2018. Two leases were set to expire during fiscal 2018 with Kellogg Sales Company (Kellogg) for our 65,000 square foot facility located in Kansas City, MO through July 31, 2018 and our 50,000 square foot facility located in Orangeburg, NY through February 28, 2018. Kellogg informed us that they would not be renewing these leases. In December 2017, we sold both properties resulting in net sale proceeds of $5.9 million and realized gains of $5.4 million, representing a 105% gain over the depreciated U.S. GAAP basis and a realized net gain of $1.8 million, representing a 21% net gain over our historic undepreciated cost basis. In conjunction with the sale of these two properties, we simultaneously entered into a lease termination agreement for each property whereby we received a termination fee from Kellogg totaling $210,000 which represents a weighted average of 80% of the then remaining rent due under each respective lease.

Subsequent to fiscal yearend, effective October 1, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease, which was to expire in 1.2 years on November 30, 2021. We simultaneously entered into 10.4 year lease agreement with UPS which became effective November 1, 2020. The lease agreement with UPS provides for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease which expires March 31, 2031. This compares to the former U.S GAAP straight-line rent of $7.65 per square foot and former cash rent of $8.19 per square foot, resulting in a decrease of 5.8% on a U.S GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provides for an additional 9.3 years of lease term versus the old lease with Cardinal Health.

Only three of our 119 properties have leases that contain an early termination provision which may be exercised at various dates ranging from August 2021 to January 2026. These three properties contain 158,000 total rentable square feet, representing less than 0.7% of our total rentable square feet. Our leases with early termination provisions are our 36,000 square foot location in Urbandale (Des Moines), IA, our 39,000 square foot location in Rockford, IL, and our 83,000 square foot location in Roanoke, VA. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fee to be paid to us from the three tenants with leases that have a termination provision amounts to $1.7 million.

Results of Operations

Occupancy and Rent per Occupied Square Foot

Our weighted average lease expiration was 7.1 years and 7.6 years as of September 30, 2020 and 2019, respectively, and our average annualized rent per occupied square foot as of September 30, 2020 and 2019 was $6.36 and $6.20, respectively. At September 30, 2020 and 2019, our overall occupancy rate was 99.4% and 98.9%, respectively.

As of September 30, 2020, all but two of our industrial properties were 100% occupied, resulting in a 99.4% overall occupancy rate. The two industrial properties that were not 100% occupied were our 81,000 square foot building at our 256,000 square foot industrial park located in Monaca (Pittsburgh), PA and our 55,000 square foot building located in Newington (Hartford), CT. In addition, 3,000 square feet of our 64,000 square foot Shopping Center located in Somerset, New Jersey was vacant as of September 30, 2020.

Fiscal 2020 Renewals

In fiscal 2020, approximately 2% of our gross leasable area, representing five leases totaling 410,000 square feet, was set to expire. Four of these five leases, representing 355,000 square feet, or 87%, were renewed. The four lease renewals have a weighted average lease term of 4.2 years and represent an increase in the weighted average lease rate of 12.0% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 4.4% on a cash basis.

We have incurred or we expect to incur tenant improvement costs of $423,000 in connection with two of these lease renewals and leasing commission costs of $217,000 in connection with three of these lease renewals. The table below summarizes the lease terms of the four leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal term.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Elgin (Chicago), IL	Joseph T. Ryerson & Son, Inc.	89,052	$5.68	$5.68	1/31/20	$5.78	$5.50	1/31/25	5.0	$0.50	$0.17
Montgomery (Chicago), IL	Home Depot U.S.A., Inc.	171,200	5.70	5.93	6/30/20	6.30	6.30	12/31/22	2.5	-0-	0.28
Ridgeland (Jackson), MS	Graybar Electric Company	26,340	4.36	4.36	7/31/20	4.62	4.44	7/31/25	5.0	-0-	0.14
Tampa, FL	Tampa Bay Grand Prix	68,385	3.83	4.48	9/30/20	5.39	5.00	9/30/27	7.0	0.42	-0-
	Total	354,977

Weighted Average			$5.24	$5.47		$5.87	$5.71		4.2	$0.28	$0.15

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

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

On September 30, 2020, we had a weighted average lease maturity of 7.1 years with 7.6% of the weighted average gross annualized rent scheduled to expire each year. Our overall occupancy rate of our total property portfolio was 99.4% and 98.9% as of September 30, 2020 and 2019, respectively.

Subsequent to fiscal yearend, effective October 1, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease, which was to expire in 1.2 years on November 30, 2021. We simultaneously entered into 10.4 year lease agreement with United Parcel Service, Inc. (UPS) which became effective November 1, 2020. The lease agreement with UPS provides for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease which expires March 31, 2031. This compares to the former U.S GAAP straight-line rent of $7.65 per square foot and former cash rent of $8.19 per square foot, resulting in a decrease of 5.8% on a U.S GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provides for an additional 9.3 years of lease term versus the old lease with Cardinal Health.

Fiscal 2021 Renewals

In fiscal 2021, approximately 5% of our gross leasable area, representing ten leases totaling 1.2 million square feet, is set to expire. Four of these ten leases have been renewed thus far, for a weighted average term of 3.2 years, at a rental rate increase of 8.0% on a GAAP basis and an increase of 1.9% on a cash basis. These four lease renewals represent 532,000 square feet, or 44% of the expiring square footage for fiscal 2021.

We have incurred or we expect to incur leasing commission costs of $176,000 in connection with two of these lease renewals and we have incurred or we expect to incur tenant improvement costs of $162,000 in connection with one of these lease renewals. The table below summarizes the lease term of the leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal terms.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Griffin (Atlanta), GA	Rinnai America Corporation	218,120	$3.81	$3.93	12/31/20	$4.22	$4.22	12/31/22	2.0	$-0-	$0.13
Fayetteville, NC	Victory Packaging, L.P.	148,000	3.33	3.50	2/28/21	3.40	3.25	2/28/25	4.0	-0-	0.20
Winston Salem, NC	Style Crest	106,507	3.39	3.77	3/31/21	4.10	3.90	3/31/26	5.0	0.30	-0-
Augusta, GA	FedEx Ground	59,358	8.64	8.64	6/30/21	8.64	8.64	6/30/23	2.0	-0-	-0-
	Total	531,985

Weighted Average			$4.13	$4.30		$4.46	$4.38		3.2	$0.10	$0.10

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These four lease renewals have a U.S. GAAP straight-line lease rate of $4.46 per square foot. The renewed initial cash rent per square foot is $4.38. This compares to the former rent of $4.13 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $4.30 per square foot, resulting in an increase of 8.0% on a U.S. GAAP straight-line basis and an increase of 1.9% on a cash basis.

Fiscal 2020 Acquisitions

On October 10, 2019, we purchased a newly constructed 616,000 square foot industrial building, situated on 78.6 acres, located in the Indianapolis, IN MSA. The building is 100% net-leased to a subsidiary of Amazon for 15 years through August 2034. The lease is guaranteed by Amazon. The purchase price was $81.5 million. We obtained an 18 year, fully-amortizing mortgage loan of $52.5 million at a fixed interest rate of 4.27%. Annual rental revenue over the remaining term of the lease averages $5.0 million.

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

On May 21, 2020, we purchased a newly constructed 70,000 square foot industrial building, situated on 7.5 acres, located in the Salt Lake City, UT MSA. The building is 100% net-leased to FedEx Corporation for 15 years through March 2035. The purchase price was $12.9 million. We obtained a 15 year, fully-amortizing mortgage loan of $8.4 million at a fixed interest rate of 3.18%. Annual rental revenue over the remaining term of the lease averages $772,000.

On September 15, 2020, we purchased a newly constructed 121,000 square foot industrial building, situated on 21.5 acres, located in Oklahoma City, OK. The building is 100% net-leased to a subsidiary of Amazon for 10 years through August 2030. The lease is guaranteed by Amazon. The purchase price was $15.2 million. We obtained a 15 year, fully-amortizing mortgage loan of $9.8 million at a fixed interest rate of 3.00%. Annual rental revenue over the remaining term of the lease averages $934,000.

Amazon, Magna Seating of America, Inc.’s ultimate parent, Magna International Inc. and FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

Comparison of Year Ended September 30, 2020 to Year Ended September 30, 2019

The following tables summarize our rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, Same Properties are properties owned as of October 1, 2018 that have not been subsequently expanded or sold.

Acquired Properties are properties that were acquired subsequent to September 30, 2018. Eight properties were acquired during fiscal 2020 and fiscal 2019. Acquired Properties include the properties located in Trenton, NJ; Savannah, GA and Lafayette, IN (all acquired in fiscal 2019) and Greenwood (Indianapolis), IN; Lancaster (Columbus),OH; Whitsett (Greensboro), NC; Ogden (Salt Lake City), UT and Oklahoma City, OK (all acquired in fiscal 2020).

During fiscal 2020 and 2019, there was one property expansion completed at the property located in Monroe (Cincinnati), OH. Expanded Properties include properties that were expanded subsequent to September 30, 2018.

As of September 30, 2020 and 2019, the overall occupancy rate of our total property portfolio was 99.4% and 98.9%, respectively.

Rental Revenues ($ in thousands)	2020	2019	$ Change	% Change
Same Properties	$123,882	$123,821	$61	0%
Acquired Properties	15,653	7,073	8,580	121%
Expanded Properties	2,048	1,630	418	26%
Total	$141,583	$132,524	$9,059	7%

The increase in rental revenues is mainly due to the increase from the newly Acquired Properties and Expanded Properties.

Reimbursement Revenues ($ in thousands)	2020	2019	$ Change	% Change
Same Properties	$24,443	$21,925	$2,518	11%
Acquired Properties	1,750	358	1,392	389%
Expanded Properties	41	14	27	193%
Total	$26,234	$22,297	$3,937	18%

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

Real Estate Taxes ($ in thousands)	2020	2019	$ Change	% Change
Same Properties	$18,571	$16,658	$1,913	11%
Acquired Properties	1,622	352	1,270	361%
Expanded Properties	-0-	-0-	-0-	0%
Total	$20,193	$17,010	$3,183	19%

The increase in real estate taxes is mainly due to the increase in assessment values from Same Properties, which were mostly billed back to the tenants and offset the increase in the Reimbursement Revenues from Same Properties. Additionally, the increase is due to the newly Acquired Properties.

Operating Expenses ($ in thousands)	2020	2019	$ Change	% Change
Same Properties	$6,758	$6,554	$204	3%
Acquired Properties	113	42	71	169%
Expanded Properties	17	20	(3)	(15)%
Total	$6,888	$6,616	$272	4%

The increase in operating expenses is mainly due to the repair and maintenance at Same Properties, which were mostly billed back to the tenants and offset the increase in the Reimbursement Revenues from Same Properties. Additionally, the increase is due to the newly Acquired Properties.

Net Operating Income (NOI)* ($ in thousands)	2020	2019	$ Change	% Change
Same Properties	$123,026	$122,535	$491	0%
Acquired Properties	15,668	7,037	8,631	123%
Expanded Properties	2,042	1,623	419	26%
Total	$140,736	$131,195	$9,541	7%

The increase in NOI is mainly due to the newly Acquired Properties.

* The revenue and expense items related to property operations discussed above are components of NOI which are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses. NOI is a non-GAAP performance measure. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview” for a reconciliation of our Net Operating Income to our Net Income (Loss) Attributable to Common Shareholders.

Depreciation ($ in thousands)	2020	2019	$ Change	% Change
Same Properties	$40,189	$39,554	$635	2%
Acquired Properties	5,740	2,550	3,190	125%
Expanded Properties	508	414	94	23%
Corporate Office	233	502	(269)	(54)%
Total	$46,670	$43,020	$3,650	8%

The increase in depreciation expense is mainly due to the newly acquired properties.

Interest Expense, excluding Amortization of Financing Costs ($ in thousands)	2020	2019	$ Change	% Change
Same Properties	$25,313	$27,569	$(2,256)	(8)%
Acquired Properties	6,019	2,583	3,436	133%
Expanded Properties	501	262	239	91%
Loans Payable	3,130	5,245	(2,115)	(40)%
Total	$34,963	$35,659	$(696)	(2)%

The decrease in interest expense was mainly due to the decrease in Same Properties and the decrease in Loans Payable which was partially offset with the increase in Acquired Properties due to the new loans obtained in connection with the acquisition of new properties.  The decrease in Same Properties was mainly due to the reduction in the outstanding fixed rate mortgage balances related to these properties. The outstanding fixed rate mortgage balances related to these properties was reduced due to regularly scheduled principal amortization payments made during fiscal 2020, including the repayment of two self-amortizing mortgage loans for our properties located in Augusta, GA and Huntsville, AL. These two loans were at a weighted average interest rate of 5.52%. In addition, the weighted average interest rate on our fixed rate debt decreased from 4.03% as of September 30, 2019 to 3.98% as of September 30, 2020.   The decrease in interest expense for Loans Payable is due to a combination of a $20.0 million decrease in the outstanding Loan Payable balance from September 30, 2019 to September 30, 2020 and a decrease in the interest rate from 3.74% as of September 30, 2019 to 2.92% as of September 30, 2020.

General and Administrative Expenses

General and administrative expenses decreased $149,000, or 2%, during fiscal 2020 as compared to fiscal 2019. The decrease was primarily due to employee headcount reduction and a decrease in travel expenses. General and administrative expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend Income), decreased by 6% to 5.0% for fiscal year 2020 from 5.3% for fiscal year 2019. General and administrative expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation), decreased by 7% to 40 basis points from 43 basis points for the fiscal years 2020 and 2019, respectively.

Non-recurring Severance Expense

On December 23, 2019, our former General Counsel, announced her retirement effective December 31, 2019. In accordance with her severance package, during the first quarter of fiscal 2020, we incurred a one-time, Non-recurring Severance Expense of $786,000.

Dividend Income

Many REITs have reduced their dividends in 2020 due to the COVID-19 pandemic. Dividend Income decreased $4.7 million, or 31%, during fiscal 2020 as compared to fiscal 2019. This decrease is due to reduced dividends from our REIT securities portfolio. The REIT securities portfolio’s weighted average yield was approximately 6.4% during fiscal 2020 as compared to 8.5% for fiscal 2019. We held $108.8 million in marketable REIT securities as of September 30, 2020, representing 4.9% of our undepreciated assets.

Preferred Dividend Expense

Preferred Dividend Expense increased $7.7 million, or 41%, during fiscal 2020 as compared to fiscal 2019. This increase is due to the 5.0 million shares we sold of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program during the fiscal year ended September 30, 2020 at a weighted average price of $25.04 per share which generated net proceeds, after offering expenses, of $122.4 million.

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

As of September 30, 2019 and 2018, the overall occupancy rate of our total property portfolio was 98.9% and 99.6%, respectively.

Rental Revenues ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$103,074	$103,692	$(618)	(1)%
Acquired Properties	24,506	7,430	17,076	230%
Expanded Properties	4,944	4,168	776	19%
Sold Properties	-0-	574	(574)	(100)%
Total	$132,524	$115,864	$16,660	14%

The increase in rental revenues is mainly due to the increase from the newly Acquired Properties and Expanded Properties.

Reimbursement Revenues ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$19,268	$17,909	$1,359	8%
Acquired Properties	2,285	671	1,614	241%
Expanded Properties	744	686	58	8%
Sold Properties	-0-	355	(355)	(100)%
Total	$22,297	$19,621	$2,676	14%

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

Real Estate Taxes ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$14,781	$13,765	$1,016	7%
Acquired Properties	1,521	291	1,230	423%
Expanded Properties	708	651	57	9%
Sold Properties	-0-	212	(212)	(100)%
Total	$17,010	$14,919	$2,091	14%

The increase in real estate taxes is mainly due to the increase in assessment values from Same Properties, which were mostly billed back to the tenants and offset the increase in the Reimbursement Revenues from Same Properties.  Additionally, the increase is due to the newly Acquired Properties.

Operating Expenses ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$5,859	$5,312	$547	10%
Acquired Properties	683	294	389	132%
Expanded Properties	74	78	(4)	(5)%
Sold Properties	-0-	110	(110)	(100)%
Total	$6,616	$5,794	$822	14%

The increase in operating expenses is mainly due to the repair and maintenance at Same Properties, which were mostly billed back to the tenants and offset the increase in the Reimbursement Revenues from Same Properties. Additionally, the increase is due to the newly Acquired Properties.

Net Operating Income (NOI)* ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$101,702	$102,525	$(823)	(1)%
Acquired Properties	24,586	7,515	17,071	227%
Expanded Properties	4,907	4,125	782	19%
Sold Properties	-0-	607	(607)	(100)%
Total	$131,195	$114,772	$16,423	14%

The increase in NOI is mainly due to the newly Acquired Properties.

* The revenue and expense items related to property operations discussed above are components of NOI which are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses. NOI is a non-GAAP performance measure. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview” for a reconciliation of our Net Operating Income to our Net Income (Loss) Attributable to Common Shareholders.

Depreciation ($ in thousands)	2019	2018	$ Change	% Change

Same Properties	$32,422	$32,068	$354	1%
Acquired Properties	8,706	2,691	6,015	224%
Expanded Properties	1,390	1,221	169	14%
Sold Properties	-0-	38	(38)	(100)%
Corporate Office	502	158	344	218%
Total	$43,020	$36,176	$6,844	19%

The increase in depreciation expense is mainly due to the newly acquired properties.

Interest Expense, excluding Amortization of Financing Costs ($ in thousands)	2019	2018	$ Change	% Change
Same Properties	$20,691	$23,070	$(2,379)	(10)%
Acquired Properties	9,038	2,365	6,673	282%
Expanded Properties	685	788	(103)	(13)%
Sold Properties	0	38	(38)	(100)%
Loans Payable	5,245	4,868	377	8%
Total	$35,659	$31,129	$4,530	15%

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

General and Administrative Expenses

General and administrative expenses increased $305,000, or 3%, during fiscal 2019 as compared to fiscal 2018. The increase was primarily due to an increase in salaries and director fees which were due to a combination of increases in wage rates and headcount of employees and a combination of increases in director fees and headcount of directors. Additionally, there was an increase in stock compensation expense due to a grant of 385,000 shares to employees during fiscal 2019. General and administrative expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend Income), decreased by 10% to 5.3% for fiscal year 2019 from 5.9% for fiscal year 2018. General and administrative expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation), decreased by 7% to 43 basis points from 46 basis points for the fiscal years 2019 and 2018, respectively.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2020 (in thousands):

Contractual Obligations	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Mortgage Notes Payable	$807,371	$60,742	$145,244	$144,988	$456,397
Interest on Mortgage Notes Payable	207,581	31,012	52,849	41,440	82,280
Loans Payable	75,000	-0-	-0-	75,000	-0-
Interest on Loans Payable	10,950	2,190	4,380	4,380	-0-
Purchase of Properties	338,427	288,163	50,264	-0-	-0-
Expansion of Properties	3,400	3,400	-0-	-0-	-0-
Operating Lease Obligation	4,323	430	886	921	2,086
Retirement Benefits	500	-0-	-0-	-0-	500
Total	$1,447,552	$385,937	$253,623	$266,729	$541,263

Mortgage notes payable represents the principal amounts outstanding by scheduled maturity as of September 30, 2020. Interest is payable on these mortgages at fixed rates ranging from 3.00% to 6.875%, with a weighted average interest rate of 3.98%. As of September 30, 2020, the weighted average loan maturity of the mortgage notes payable is 11.1 years. This compares to a weighted average interest rate of 4.03% as of September 30, 2019 and a weighted average loan maturity of the mortgage notes payable of 11.3 years as of September 30, 2019.

On November 15, 2019, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.61%. As of the fiscal yearend and currently, we do not have any amount drawn down under our Revolver, resulting in the full $225.0 million being currently available. As of September 30, 2020, Loans Payable represented $75.0 million outstanding under our Term Loan, which matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

The contractual obligation for the Interest on Loans Payable amount is determined using an interest rate of 2.92%, the all-in-rate of the Term Loan and the related interest rate swap agreement.

Purchase of properties represents commitments to purchase six industrial properties totaling 2.4 million square feet. We expect to close on these six properties during fiscal 2021 and 2022, subject to satisfactory completion of due diligence and other customary closing conditions and requirements.

Expansion of properties represents a commitment to expand one industrial property parking lot which was completed on November 5, 2020 at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. The expansion resulted in a $349,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2,210,000 to $2,559,000. In addition to this expansion of properties commitment, we also have six additional FedEx Ground parking expansion projects in progress with more under discussion. These six projects are expected to cost approximately $16.7 million. These parking expansion projects will enable us to capture additional rents while lengthening the terms of these leases. We are also in discussions to expand the parking at ten additional locations bringing the total potential parking lot expansion projects to 17 currently.

Operating lease obligation represents the lease for our current 13,000 square foot corporate office located in Holmdel, NJ which is leased through December 2029.

Retirement Benefits of $500,000 represent the total future amount to be paid, on an undiscounted basis, relating to one executive officer, Mr. Eugene W. Landy, the Founder and Chairman of the Board. These benefits are based upon a specific employment agreement. The agreement does not require us to separately fund the obligation and therefore these amounts will be paid from our general assets.

Liquidity and Capital Resources

We operate as a REIT deriving our income primarily from real estate rental operations. Our shareholders’ equity increased $26.6 million from $1.01 billion as of September 30, 2019 to $1.04 billion as of September 30, 2020. Our shareholders’ equity increased due to the issuance of 2.0 million shares of common stock for total proceeds of $26.4 million through the DRIP, stock compensation expense of $452,000, exercise of stock options consisting of 95,000 shares for total proceeds of $1.0 million and issuance of 5.0 million shares of our 6.125% Series C Cumulative Redeemable Preferred Stock issued in connection with the Preferred Stock ATM Program for total proceeds, net of offering costs, in the amount of $122.4 million. These increases were partially offset by Net Income (Loss) Attributable to Common Shareholders of $(48.6) million, payments of cash distributions paid to common shareholders of $66.4 million, shares repurchased through the Common Stock Repurchase Plan of $4.3 million and a net increase in unrealized loss on change in fair value of our interest rate swap agreement of $4.4 million.

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

We have been raising equity capital through our DRIP, Preferred Stock ATM Program, the public sale of common stock and through our free cash flow generated from our investments in net-leased industrial properties. We believe that funds generated from operations, the DRIP, the Preferred Stock ATM Program, the Common Stock ATM Program and bank borrowings, together with the ability to finance and refinance our properties, will provide sufficient funds to adequately meet our obligations over the next few years.

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

As of September 30, 2020, we owned 119 properties, of which 62 are subject to mortgages. Currently, we have a New Facility consisting of a $225.0 million Revolver and a $75.0 million Term Loan, resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. As of September 30, 2020, we do not have any amounts drawn down under the Revolver and we have $75.0 million outstanding under the Term Loan. In addition, as of September 30, 2020, we had $23.5 million in Cash and Cash Equivalents and $108.8 million in marketable securities.

We also may use margin loans from time to time for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. At September 30, 2020 and 2019, there were no amounts drawn down under the margin loan. The interest rate charged on the margin loans is the bank’s margin rate and was 0.75% and 2.50% as of September 30, 2020 and 2019, respectively, and is currently 0.75%. The margin loans are due on demand and are collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%.

Our focus is on real estate investments. We have historically financed purchases of real estate primarily through long-term, fixed rate, amortizing mortgages.

During fiscal 2020, we purchased five industrial properties totaling 1.2 million square feet with net-leased terms ranging from 10 to 15 years resulting in a weighted average lease maturity of 13.9 years. All five properties are leased to investment-grade tenants or their subsidiaries, of which, 356,000 square feet, or 29%, is leased to FedEx Corporation (FDX) and FedEx Ground Package System, Inc., a subsidiary of FDX. The aggregate purchase price for the five properties was $175.1 million. These properties are located in the following MSA’s: Indianapolis, IN, Columbus, OH, Greensboro, NC, Salt Lake City, UT and Oklahoma City, OK. These five properties are expected to generate annualized rental income over the life of their leases of $10.9 million. In connection with the five properties acquired during the 2020 fiscal year, we entered into one 18 year fully-amortizing mortgage loan, three 15 year fully-amortizing mortgage loans and one ten year fully-amortizing mortgage loan resulting in a weighted average term of 16 years. The principal amount of the five mortgage loans originally totaled $110.3 million with interest rates ranging from 3.00% to 4.27% resulting in a weighted average interest rate of 3.69%.

We have entered into agreements to purchase six, new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Georgia, Ohio, Tennessee and Vermont, totaling 2.4 million square feet. These future acquisitions have net-leased terms ranging from 10 to 20 years with a weighted average lease term of 15.3 years. The total purchase price for these six properties is $338.4 million. Four of these six properties, consisting of an aggregate of 1.2 million square feet, or 50% of the total leasable area, are leased to FedEx Ground Package System, Inc. All six properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing five of these transactions during fiscal 2021 and one during fiscal 2022. In connection with three of these six properties, we have entered into commitments to obtain three separate fully-amortizing mortgage loans totaling $139.5 million with fixed interest rates ranging from 2.62% to 3.25% with a weighted average fixed interest rate of 2.99%. The three loans have terms ranging from 15 to 17 years with a weighted average term of 15.8 years.

We now have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway and one parking expansion project recently completed subsequent to the fiscal yearend on November 5, 2020. These six projects plus the recently completed project are expected to cost approximately $20.1 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at ten additional locations bringing the total potential parking lot expansion projects to 17 currently. The parking expansion project that was completed on November 5, 2020 was at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. The expansion resulted in a $349,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2,210,000 to $2,559,000.

We may have additional acquisitions and expansions in fiscal 2021 and fiscal 2022, and the funds for these acquisitions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, proceeds from the Common Stock ATM Program and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

We also invest in marketable securities of other REITs. We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Our REIT securities portfolio provides us with diversification, income, and is a source of potential liquidity when needed. We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery. During fiscal 2020, our securities portfolio decreased $76.4 million, mainly due to the increase in the net unrealized loss of $77.4 million. In addition, during fiscal 2020, our securities portfolio earned dividend income of $10.4 million. In general, we may borrow up to 50% of the value of the marketable securities, which was $108.8 million as of September 30, 2020. As of September 30, 2020, we did not have any borrowings under our margin line.

Cash flows provided by operating activities were $98.8 million, $100.7 million and $84.7 million for fiscal years ended September 30, 2020, 2019 and 2018, respectively. The slight decrease in cash flows provided from operating activities from fiscal 2019 to fiscal 2020 is primarily due to a $4.0 million decrease in cash collected from tenant and other receivables due to the timing of billings and a $2.8 million increase in cash used for other assets and capitalized lease costs, mostly offset from an increase in cash from income generated from acquisitions of properties. The increase in cash flows provided from operating activities from fiscal 2018 to fiscal 2019 is primarily due to the increased income generated from acquisitions of properties and expanded operations.

Cash flows used in investing activities were $180.7 million, $213.6 million and $331.7 million for fiscal years ended September 30, 2020, 2019 and 2018, respectively. The decrease in Cash flows used in investing activities from fiscal 2020 as compared to 2019 was mainly because we did not have any cash purchases of securities available for sale during fiscal 2020, partially offset by an increase in purchase of real estate. Cash flows used in investing activities in fiscal 2019 decreased as compared to 2018 due mainly to a decrease in the purchase of real estate and purchase of securities available for sale.

Cash flows provided by financing activities were $85.2 million, $123.7 million and $246.1 million for fiscal years ended September 30, 2020, 2019 and 2018, respectively. Cash flows from financing activities decreased in fiscal 2020 as compared to 2019 mainly due to the proceeds received from a common stock offering of $132.3 million that was completed in fiscal 2019 and a $38.3 million reduction in dividend reinvestments, partially offset by a $71.6 million reduction on the amount of repayments made towards our loans payable and a $64.2 million increase in proceeds received from the Preferred Stock ATM program. Cash flows from financing activities decreased in fiscal 2019 as compared to 2018 mainly due to net repayments of $26.6 million on the margin loan, net repayments on the Facility of $65.0 million and a reduction in proceeds from mortgages. This decrease was offset by proceeds from a common stock offering of $132.3 million that was completed in October 2018 and an increase in proceeds from the Preferred Stock ATM program. In addition, we paid cash dividends (net of reinvestments), of $58.8 million, $46.9 million and $40.7 million for fiscal 2020, 2019 and 2018, respectively.

As of September 30, 2020, we had total assets of $1.9 billion and liabilities of $902.2 million. Our total debt to total market capitalization as of September 30, 2020 and 2019 was 32% and 33%, respectively. Our net debt (net of cash and cash equivalents) to total market capitalization as of September 30, 2020 and 2019 was 31% and 32%, respectively. Our net debt, less securities (net of cash and cash equivalents and net of securities) to total market capitalization as of September 30, 2020 and 2019 was 27% and 25%, respectively. As of September 30, 2020, the weighted average loan maturity of our Mortgage Notes Payable was 11.1 years. We believe that we have the ability to meet our obligations and to generate funds for new investments.

We have a DRIP, in which participants can purchase our stock at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $7.6 million, $16.9 million and $12.9 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively) were $26.4 million, $74.0 million and $90.0 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

During fiscal 2020, we paid total distributions to holders of our common stock of $66.4 million, or $0.68 per common share. Of the dividends paid, $7.6 million was reinvested pursuant to the terms of the DRIP, representing an 11% participation rate. On October 1, 2020, our Board of Directors approved a cash dividend of $0.17 per share, to be paid on December 15, 2020, to common shareholders of record at the close of business on November 16, 2020, which represents an annualized common dividend rate of $0.68 per share. We intend to pay these distributions from cash flows from operations.

We have maintained or increased our common stock cash dividend for 29 consecutive years. On October 1, 2015, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.15 per share to $0.16 per share representing a 6.7% increase in our quarterly cash dividend. Then again, on October 2, 2017, our Board of Directors approved an increase in our quarterly common stock cash dividend from $0.16 per share to $0.17 per share, representing a 6.3% increase in our quarterly cash dividend. These two dividend raises represent a total increase of 13%.

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

During fiscal 2020, we paid $25.8 million in preferred stock dividends and accrued $635,000 of preferred stock dividends.

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc. or B. Riley & Co., LLC or FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million, with $28.5 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on June 29, 2017. On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2020, we sold 10.5 million shares under these programs at a weighted average price of $24.92 per share, and generated net proceeds, after offering expenses, of $256.4 million, of which 5.0 million shares were sold during the fiscal year ended September 30, 2020 at a weighted average price of $25.04 per share, and generated net proceeds, after offering expenses, of $122.4 million. As of September 30, 2020, there was $36.3 million remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2020, 18.9 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to September 30, 2020, through November 23, 2020, we sold 1.4 million shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $24.92 per share, and realized net proceeds, after offering expenses, of $35.0 million.

We are required to pay cumulative dividends on our 6.125% Series C Preferred Stock in the amount of $1.53125 per share per year, which is equivalent to 6.125% of the $25.00 liquidation value per share. As of September 30, 2020, we have a total of 18.9 million shares of 6.125% Series C Preferred Stock outstanding, representing an aggregate liquidation preference of $472.0 million.

During the year ended September 30, 2020, stock options to purchase 95,000 shares were exercised at a weighted average exercise price of $10.69 per share for total proceeds of $1.0 million.

On an ongoing basis, we fund capital expenditures, primarily to maintain our properties. These expenditures may also include expansions as requested by tenants, or various tenant improvements on properties which are re-tenanted. The amounts of these expenditures can vary from year to year depending on the age of the properties, tenant negotiations, market conditions and lease turnover. Our 119 properties, totaling 23.4 million square feet, have a weighted average building age, based on the square footage of our buildings, of 9.8 years.

During the three fiscal years ended September 30, 2020, 2019 and 2018, we completed a total of three property expansions, consisting of one building expansion and two parking lot expansions. Both of the parking lot expansions included the purchase of additional land. The building expansion resulted in 155,000 additional square feet. Total costs for all three property expansions were $12.2 million and resulted in total increased annual rent of $1.2 million. Two of these completed expansions resulted in new ten-year lease extensions and the other one resulted in a new fifteen-year lease extension. The weighted average lease extension for these three property expansions was 13.6 years.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessee and lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net-leases and since we previously did not capitalize indirect costs for leases, we continue to account for our leases and related leasing costs in substantially the same manner as we previously did prior to the adoption of the ASU 2016-02 on October 1, 2019. In addition, the guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. Therefore, the most significant impact for us is the recognition of our corporate office lease, while accounting where we are the lessor remains substantially the same. Upon adoption, we calculated the asset and lease liability equal to the present value of the minimum lease payments due under our corporate office lease and determined that the asset and lease liability was immaterial to our Consolidated Financial Statements. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. In December 2018, the FASB issued ASU 2018-20 “Narrow-Scope Improvements for Lessors.” Similar to ASU 2018-10, ASU 2018-20 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by providing additional clarification related to the guidance issued earlier. The most significant changes related to lessor accounting under ASU 2018-20 is the clarification of how to treat payments made by a lessee directly to a third party, such as real estate taxes paid by the lessee directly to the taxing authority, whereby items paid directly by the lessee to a third party should not be reflected in the lessors income statement and, thus, should not be bifurcated and included in revenue and operating expenses. A majority of our reimbursable expenses are paid by us and are billed back to our lessees. Therefore, these reimbursable expenses will continue to be presented separately by bifurcating these revenue and expense items in our Consolidated Statements of Income (Loss). We adopted these standards effective October 1, 2019 and the adoption of these standards did not have a significant impact on our consolidated financial statements and related disclosures. The only effect the adoption of these standards had on our consolidated financial statements and related disclosures effective October 1, 2019 are instances where certain types of payments are made by a lessee directly to a third party whereas these payments are no longer presented on a gross basis in our Consolidated Statements of Income (Loss), which have an immaterial effect on our reported revenue and a net zero effect on our Net Income (Loss) Attributable to Common Shareholders. In addition, in order to conform to the current period’s presentation, Real Estate Taxes and Reimbursement Revenue for the fiscal year ended September 30, 2019 was reduced by $3.7 million for the amount of Real Estate Taxes made by a lessee directly to a third party. For the fiscal year ended September 30, 2018, Real Estate Taxes and Reimbursement Revenue were reduced by $3.7 million for the amount of Real Estate Taxes made by a lessee directly to a third party.

In April 2020, FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 pandemic that allows entities to treat the concession as if it was a part of the existing contract instead of applying lease modification accounting. This guidance is only applicable to the COVID-19 pandemic related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected this option relating to qualifying rent deferral and rent abatement agreements. For qualifying lease modifications with rent deferrals, this results in no change to our revenue recognition but an increase in the lease receivable balance until the deferred rent has been repaid. For qualifying lease modifications that include rent abatement concessions, this results in a direct reduction of rental income in the current period. As of September 30, 2020, we have entered into rent deferral agreements related to the COVID-19 pandemic representing approximately $438,000 of base rent otherwise owed during the months of April through October 2020 representing 31 basis points of our total annual base rent. To date, we have collected 71% of this amount.

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

As of September 30, 2020, $807.4 million of our long-term debt bears a fixed weighted average interest rate of 3.98%. Therefore, changes in market interest rates affect the fair value of these instruments. As of September 30, 2020, our variable rate debt consists of $75.0 million outstanding on our Term Loan. However, to reduce floating interest rate exposure under our Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%. If market rates of interest on our variable rate debt increased or decreased by 1%, then the annual increase or decrease in interest costs on our variable rate debt would be $750,000 and the increase or decrease in the fair value of our fixed rate debt as of September 30, 2020 would be $37.2 million.

The following table sets forth information as of September 30, 2020, concerning our long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value (in thousands):

	Mortgage Notes Payable			Loans Payable
		Weighted			Weighted
Fiscal Year		Average			Average
Ending September 30,	Carrying Value	Interest Rate	Fair Value	Carrying Value	Interest Rate	Fair Value

2021	$288	6.50%		$0
2022	25,272	5.20%		0
2023	2,010	3.95%		0
2024	28,325	3.94%		0
2025	19,345	5.31%		75,000	2.92%
Thereafter	732,131	3.91%		0
Total	$807,371	3.98%	$861,518	$75,000	2.92%	$79,368

The $75.0 million Loans Payable in the table above represents our $75.0 million outstanding on our Term Loan. On November 15, 2019, we entered into a New Facility consisting of a $225.0 million Revolver and a $75.0 million Term Loan, resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.61%. As of the fiscal yearend and currently, we do not have any amount drawn down under our Revolver, resulting in the full $225.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%. The unrealized loss in fair value of the interest rate swap agreement amounted to $(4.4) million for the year ended September 30, 2020.

We also invest in marketable securities of other REITs and we are primarily exposed to market price risk from adverse changes in market rates and conditions. We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. All securities are classified as available for sale and are carried at fair value. We also use margin loans from time to time for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. The margin loans are due on demand and are collateralized by our securities portfolio. In general, we may borrow up to 50% of the value of the marketable securities. At September 30, 2020 and 2019, there was no amount drawn down under the margin loan. The interest rate on the margin account is the bank’s margin rate and was 0.75% and 2.50% as of September 30, 2020 and 2019, respectively, and is currently 0.75%. The value of the marketable securities was $108.8 million as of September 30, 2020, representing 4.9% of our undepreciated assets (which is our total assets excluding accumulated depreciation).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED (in thousands)

FISCAL 2020	12/31/19	3/31/20	6/30/20	9/30/20
Rental and Reimbursement Revenue	$41,700	$41,707	$41,775	$42,635
Total Expenses	22,469	21,301	21,295	21,584
Unrealized Holding Gains (Losses) Arising During the Periods (1)	(3,635)	(83,075)	19,610	(10,280)
Other Income (Expense) (1)	(9,606)	(88,721)	12,979	(17,963)
Net Income (Loss) (1)	9,625	(68,314)	33,458	3,088
Net Income (Loss) per diluted share (1)	$0.10	$(0.70)	$0.34	$0.03
Net Income (Loss) Attributable to Common Shareholders (1)	3,528	(75,078)	26,850	(3,917)
Net Income (Loss) Attributable to Common Shareholders per diluted share (1)	$0.04	$(0.77)	$0.27	$(0.04)

FISCAL 2019	12/31/18	3/31/19	6/30/19	9/30/19
Rental and Reimbursement Revenue	$38,222	$38,381	$38,548	$39,670
Total Expenses	18,901	19,565	19,721	20,410
Unrealized Holding Gains (Losses) Arising During the Periods (1)	(42,627)	15,568	(11,609)	13,988
Other Income (Expense) (1)	(47,264)	9,485	(17,198)	8,553
Net Income (Loss) (1)	(27,943)	28,301	1,628	27,814
Net Income (Loss) per diluted share (1)	$(0.31)	$0.30	$0.02	$0.29
Net Income (Loss) Attributable to Common Shareholders (1)	(32,364)	23,821	(3,121)	22,690
Net Income (Loss) Attributable to Common Shareholders per diluted share (1)	$(0.36)	$0.26	$(0.03)	$0.24

(1)	Effective October 1, 2018 we adopted ASU 2016-01. This new accounting standard requires unrealized gains or losses on our securities investments to flow through our income statement.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, our independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2020 and 2019.

ITEM 9A- CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed our internal control over financial reporting as of September 30, 2020. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Monmouth Real Estate Investment Corporation

Opinion on Internal Control over Financial Reporting

We have audited Monmouth Real Estate Investment Corporation’s (the “Company”) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2020, and our report dated November 23, 2020, expressed an unqualified opinion thereon.

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

November 23, 2020

New York, New York

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during our fourth fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our Directors and Executive Officers as of September 30, 2020:

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)
Kiernan Conway	58	Independent Director. (2) Principal and Research Director of Red-Shoe Economics, LLC, and Chief Economist for the CCIM Institute (Certified Commercial Investment Member) affiliated with the National Association of Realtors (2017 - present). Prior Director of Research and Corporate Engagement for the Alabama Center for Real Estate (ACRE) housed within the Culverhouse College of Business at the University of Alabama (2017-2020). Senior Vice-President of Credit Risk Management for legacy SunTrust Bank (now Truist Bank) in Atlanta, GA (2014-2017). U.S. Chief Economist for Colliers International (2010-2014). Additional prior affiliations with Federal Reserve Banks of Atlanta and New York (2005-2010), legacy SouthTrust Bank, Cushman and Wakefield, Equitable Real Estate, Wells Fargo Bank and Deloitte and Touche. Mr. Conway’s extensive experience as an economist with expertise in real estate, real estate finance and logistics with the MAI (Member of Appraisal Institute), CRE (Counselor of Real Estate), and CCIM (Certified Commercial Investment Member) professional industry designations are the primary reasons, among others, why Mr. Conway was selected to serve on our Board.	2018	II

Daniel D. Cronheim	66

Independent Director. (2) Attorney at Law (1979 to present). Certified Property Manager (2010 to present) from the Institute of Real Estate Management (“IREM”). President (2000 to present) of David Cronheim Mortgage Corp., a privately-owned real estate investment bank. Executive Vice President (1997 to present) of Cronheim Management Services, Inc. Executive Committee and Legislative Chair (2012 to present), Officer (2013 to 2016), President (2016 to 2018) of New Jersey Chapter of IREM. Member of IREM international Sustainability Board (2019 to present). Member and instructor of the New Jersey Bar Association Land Use Committee (2014 to 2020) and Legislative subcommittee chair (2018 to 2020). Mr. Cronheim’s extensive experience in real estate management, development, and the mortgage industry are the primary reasons, among others, why Mr. Cronheim was selected to serve on our board.

			1989	I

Catherine B. Elflein	59	Independent Director. (2) Principal – Angus Risk Consulting LLC (2020); Senior Director – Risk Management (2006 to 2020) at Celgene Corporation, a biopharmaceutical company; Controller of Captive Insurance Companies (2004 to 2006) and Director – Treasury Operations (1998 to 2004) at Celanese Corporation. Ms. Elflein’s extensive experience in accounting, finance and risk management are the primary reasons, among others, why Ms. Elflein was selected to serve on our Board.	2007	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)
Brian H. Haimm	51	Lead Independent Director. (2) Chief Financial Officer of Opal Holdings, LLC (2020), a real estate investment firm. Prior Chief Financial Officer and Chief Operating Officer (2006 to 2020) of Ascend Capital Group International, LLC, a private equity firm. Mr. Haimm’s extensive experience in accounting, finance and the real estate industry are the primary reasons, among others, why Mr. Haimm was selected to serve on our Board.	2013	II

Neal Herstik	61	Independent Director. (2) Attorney at Law, Gross, Truss & Herstik, PC (1997 to present). Mr. Herstik’s extensive legal experience and experience in the real estate industry are the primary reasons, among others, why Mr. Herstik was selected to serve on our Board.	2004	II

Matthew I. Hirsch	61	Independent Director. (2) Attorney at Law (1985 to present), Law Office of Matthew I. Hirsch; Adjunct Professor of Law, Delaware Law School of Widener University (1993 to present). For UMH Properties, Inc. (UMH), a related company, Director (2013 to present). Mr. Hirsch’s experience with real estate transactions and legal issues relating to real estate and the real estate industry are the primary reasons, among others, why Mr. Hirsch was selected to serve on our Board.	2000	II

Eugene W. Landy	86	Founder and Chairman of the Board (1968 to present), and Executive Director. President and Chief Executive Officer (1968 to April 2013). Attorney at Law. Chairman of the Board (1995 to present). For UMH Properties, Inc., a related company, Founder and Chairman of the Board (1969 to present), and President (1969 to 1995). As our Founder and Chairman, Mr. Landy’s unparalleled experience in real estate investing is the primary reason, among others, why Mr. Landy was selected to serve on our Board.	1968	III

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)
Michael P. Landy	58

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

For UMH Properties, Inc., a related company, Director (2011 to present).

Mr. Landy’s role as our President and Chief Executive Officer and extensive experience in real estate finance, investment, capital markets and management are the primary reasons, among others, why Mr. Landy was selected to serve on our Board.

			2007	III

Samuel A. Landy	60	Director. Attorney at Law. For UMH Properties, Inc., a related company, President and Chief Executive Officer (1995 to present), Vice President (1991 to 1995) and Director (1992 to present). Mr. Landy’s extensive experience in real estate investment and REIT leadership are the primary reasons, among others, why Mr. Landy was selected to serve on our Board.	1989	III

Kevin S. Miller	50	Chief Financial Officer (July 2012 to present) and Chief Accounting Officer (May 2012 to present) and Executive Director. Certified Public Accountant. Assistant Controller and Assistant Vice-President (2005 to May 2012) of Forest City Ratner, a real estate developer, owner and operator and a wholly-owned subsidiary of a formally publicly-listed company, Forest City Realty Trust, Inc. Mr. Miller’s extensive experience in accounting, finance and the real estate industry are the primary reasons, among others, why Mr. Miller was selected to serve on our Board.	2017	I

Richard P. Molke	35	Vice President of Asset Management (June 2015 to present). Director of Property Management (September 2010 to June 2015). Mr. Molke’s primary responsibilities include the management of acquisitions, dispositions, expansions, leasing and capital improvement projects of our real estate property holdings.	N/A	N/A

Name	Age	Present Position with the Company; Business Experience During Past Five Years; Other Directorships	Director Since	Class (1)

Gregory T. Otto	32

Independent Director. (2) Chief Strategy Officer of Seabury Maritime, a boutique investment banking and consultancy firm focused on global trade and transportation (2019 to present); Officer in the U.S. Navy Reserve, specializing in civil- maritime intelligence (2011 to present); Various consulting roles based in the Washington DC area focused on civil-maritime intelligence, policy and security (2014-2019); Maritime operations including Port Operations Coordinator, at-sea sailing, intermodal logistics, and Ship’s Officer primarily for the Maersk companies (2009-2014). Mr. Otto’s experience in global commerce, intermodal logistics, and security matters are the primary reasons, among others, why Mr. Otto was selected to serve on our Board.

			2017	I

Sonal Pande	41

Independent Director. (2) Assistant Dean of Alumni Relations and Fundraising at New York University’s School of Professional Studies (2018 to present); Director of Development at New York University’s School of Professional Studies (2015 -2018), Head of Major Giving of Prostate Cancer UK (2012 – 2015) and Major Gifts Officer of Royal National Institute of Blind People in London (2006 to 2012); Ms. Pande’s extensive experience in managing the strategic growth of the domestic and global alumni outreach programs and fundraising pipeline for NYU and for the NYU SPS Schack Institute of Real Estate are the primary reasons, among others, why Ms. Pande was selected to serve on our Board.

			2020	II

Michael D. Prashad	35	General Counsel (December 2019 to present). In-House Counsel (February 2015 to December 2019). Corporate Secretary of Company (January 2016 to present). Attorney at Law (2010 to present). Attorney for Hanlon Niemann & Wright, P.C. (2012 to February 2015) where his practice was focused primarily on real estate and corporate matters as well as commercial and civil litigation.	N/A	N/A

Scott L. Robinson	50	Independent Director. (2) Managing Director, Oberon Securities (2013 to present); Clinical Professor of Finance and Director of The REIT Center at New York University (2008 to present); Director (2018 to 2019) and Interim CEO (2019 to 2020), Full Stack Modular; Managing Partner, Cadence Capital Group (2009 to 2013); Vice President, Citigroup (2006 to 2008); Senior REIT and CMBS analyst (1998 to 2006), Standard & Poor’s. Mr. Robinson’s extensive experience in real estate finance and investment are the primary reasons, among others, why Mr. Robinson was selected to serve on our Board.	2005	I

(1)	Class I, II, and III Directors have terms expiring at the annual meetings of our shareholders to be held in 2022, 2023 and 2021, respectively, and when their respective successors are duly elected and qualify.
(2)	Independent within the meaning of applicable New York Stock Exchange listing standards and SEC rules.

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

Audit Committee

We have a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act, whose members are Brian H. Haimm (Chairman), Catherine B. Elflein, Matthew I. Hirsch, Gregory T. Otto and Scott L. Robinson. Our Board has determined that Brian H. Haimm, Catherine B. Elflein and Scott L. Robinson are audit committee financial experts and that all members of the audit committee are independent as required by the listing standards of the NYSE. The Audit Committee operates under the Audit Committee Charter, which can be found at our website at www.mreic.reit. The charter is reviewed annually for adequacy.

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

Nominating and Corporate Governance Committee

We have a separately-designated standing nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”), consisting of three of our independent directors: Scott L. Robinson (Chairman), Matthew I. Hirsch and Gregory T. Otto. Our Board has determined that all members of the Nominating and Corporate Governance Committee are independent as required by the listing standards of the NYSE. The Nominating and Corporate Governance Committee operates under the Nominating and Corporate Governance Committee charter, which can be found at our website at www.mreic.reit. The Nominating and Corporate Governance Committee charter is reviewed annually for adequacy. Among its other responsibilities, the Nominating and Corporate Governance Committee identifies and evaluates candidates to be nominated as directors, which may include candidates put forward by shareholders. Qualifications considered by the Nominating and Corporate Governance Committee in evaluating nominees include, but are not limited to, a candidate’s judgment, skill, experience with businesses and organizations comparable to the Company, the interplay of the candidate’s experience with the experience of other Board members, the candidate’s independence according to the rules of the New York Stock Exchange, diversity, and the extent to which the candidate would be a desirable addition to the Board and any of its committees.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Officers and Directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, the Company believes that, during the fiscal year, all Section 16(a) filing requirements applicable to its Officers, Directors and greater than 10% beneficial owners were met, except that Ms. Sonal Pande, newly-elected as a Director in 2020, failed to file a report on a timely basis due to an administrative error.

Code of Ethics

We have adopted the Code of Business Conduct and Ethics applicable to our Chief Executive Officer and Chief Financial Officer, as well as our other officers, directors and employees (Code of Ethics). The Code of Ethics is published on the Corporate Governance page of the Investor Relations section on our website at www.mreic.reit. The Code of Ethics is also available in print to any person without charge who requests a copy by writing or telephoning us at the following address and telephone number: Monmouth Real Estate Investment Corporation, Attention: Stockholder Relations, Bell Works, 101 Crawfords Corner Road, Suite 1405, Holmdel, New Jersey 07733, (732) 577-9996. We will satisfy any disclosure requirements under Item 5.05(c) of Form 8-K regarding a waiver from any provision of the Code of Ethics for principal officers or directors by disclosing the nature of such amendment of waiver on our website at www.mreic.reit.

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

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee (for purposes of this Compensation Discussion and Analysis, the “Committee”) of the Board has been appointed to implement and exercise the Board’s responsibilities relating to the oversight of compensation of our executive officers and directors. The Committee has the overall responsibility for evaluating and approving our executive compensation plan, policies and programs, and does not delegate this responsibility to any other person(s). The Committee’s primary objectives include serving as an independent and objective party to review such compensation plan, policies and programs. To assist in the process, the Committee has, from time to time, retained the advice of a compensation consultant as outlined below in the section entitled Engagement of Compensation Consultant.

Throughout this report, the individuals who served as our Chairman of the Board, the President and Chief Executive Officer and other officers included in the Summary Compensation Table presented below of this report, are sometimes referred to in this report as the Named Executive Officers (NEO’s).

Since 1968, we have delivered consistent and reliable returns for our shareholders. Over the last 15 years, we have outperformed the MSCI US REIT Index by a wide margin of over two times. Our total shareholder return (TSR) over the last 15 fiscal years through September 30, 2020 was 337%, as compared to 135% for the MSCI US REIT Index during the same period. TSR includes both dividends reinvested and stock price appreciation. Historically, REIT dividends have accounted for approximately 65% of total shareholder return. We believe that it is essential that dividends be factored into evaluating a REIT’s economic performance. Our dividend has proven to be very resilient because our industrial properties are predominantly subject to long-term net leases to investment-grade tenants or their subsidiaries. On October 1, 2015, our Board of Directors approved a 6.7% increase in our quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represented an annualized dividend rate of $0.64 per share. On October 2, 2017, our Board of Directors approved a 6.3% increase in our quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. These two dividend raises represent a total increase of 13%. We have maintained or increased our common stock cash dividend for 29 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis. We are also one of the few REITs that is paying out a higher per share dividend today than prior to the Global Financial Crisis.

The following table highlights important aspects of our executive compensation program, which we believe promotes good governance and serves the interests of our shareholders.

Highlights
Cash bonus program for Chairman, CEO and CFO tied to objective financial performance goals
Total executive compensation for our Named Executive Officers is within the lowest range (25th percentile), of the 2020 Compensation Survey published by Nareit, within the REIT industry for REITs with comparable data. We considered comparable data of Industrial REITs, of REITs with $1.5 billion to $3.0 billion in market capitalization and of REITs with less than 75 employees.
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
Average total Director compensation is approximately half of the average total director compensation of Comparable REITs (as defined below)

The following charts illustrate our total return performance over a 1-year and 15-year period as compared to the S&P 500 Index and the MSCI US REIT Index for the same period:

The following chart illustrates our growth in total market capitalization over the last five years:

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

Historically, the Committee has used the annual Compensation Survey published by Nareit (Survey) as a guide to setting compensation levels. Total executive compensation paid by us fell within the lowest range (25th percentile) within the REIT industry for REITs with comparable data based upon the 2020 Compensation Survey published by Nareit. Participant company data is not presented within the Survey in a manner that specifically identifies any named individual or company. This Survey details compensation by position type and company size with statistical salary and bonus information for each position. The subsets presented in the Survey which the Committee used for comparison purposes were the industrial property sector, entities with a total market capitalization between $1.5 billion and $3.0 billion and entities with less than 75 full-time employees. The Committee compares our salary and bonus amounts to the ranges presented in this Survey for reasonableness.

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

Role of Employment Agreements in Determining Executive Compensation

Certain Named Executive Officers currently employed are a party to an employment agreement. These agreements establish the base salaries, bonuses and customary fringe benefits for each of these Named Executive Officers. The employment agreements also provide for certain severance benefits in the event the Named Executive Officer’s employment is terminated, including in the event of a change in control, to alleviate the financial impact of termination of employment, through base salary and health benefit continuation, with the intention of providing for a stable work environment. In considering new or amended employment agreements with our named executive officers, the Committee determines the events upon which severance is payable under the employment agreements with each Named Executive Officer in light of the size of the potential payments and the goal of retaining a stable executive team in the event of a change of control. In determining initial compensation, as incorporated into the employment agreements, the Committee considers all elements of a Named Executive Officer’s total compensation package in comparison to current market practices and other benefits. In reviewing and setting compensation for the Named Executive Officers, the Committee takes the terms of the employment agreements into consideration.

Shareholder Advisory Vote

One way to determine if our compensation program reflects the interests of shareholders is through their non-binding advisory vote on our executive compensation practices. At the Annual Meeting of Shareholders held on May 14, 2020, approximately 92% of votes cast were voted in favor of our Say-On-Pay proposal, which we believe affirms our shareholders’ support of our approach to our executive compensation program.

We provide our shareholders with the opportunity to vote annually on the advisory approval of the compensation of our Named Executive Officers (Say-on-Pay proposal). The Committee will continue to consider the outcome of our Say-on-Pay proposals when making future compensation decisions for our Named Executive Officers.

Engagement of Compensation Consultant

Pursuant to its charter, the Compensation Committee is authorized to retain the services of an executive compensation advisor, in its discretion, to assist with the establishment and review of our compensation programs and related policies. In August 2017, the Committee engaged FPL Associates (FPL), a nationally recognized compensation consulting firm specializing in the REIT industry, to provide additional market-based compensation data and to advise on industry trends and best practices. In order to help our shareholders fairly evaluate our executive compensation in light of our relative economic performance, FPL prepared for the Committee a peer group of REITs with similar total capitalization, ranging between $1.4 billion and $4.0 billion (approximately 0.7x-2.0x Monmouth’s total capitalization at that time), and/or REITs that operate within the industrial REIT sector and with whom we compete for executive employees. The Compensation Committee has not re-engaged FPL since the completion of its work in 2017.

Agree Realty Corporation

EastGroup Properties*

Getty Realty Corporation

Hersha Hospitality Trust

LTC Properties, Inc.

Rexford Industrial Realty, Inc.*

STAG Industrial, Inc.*

Terreno Realty Corporation*

TIER REIT, Inc. (1)

Urstadt Biddle Properties Inc.

*Denotes a peer that is in the Industrial sector

(1) Subsequent to the report issued by FPL in August 2017, TIER REIT, Inc. was merged with another REIT, Cousins Properties Incorporated. Our Compensation Committee no longer considers the merged entity to be a Comparable REIT. For the tables below, our Compensation Committee added First Industrial Realty Trust, Inc. to the peer group of Comparable REITs.

The Committee compared our aggregate pay and performance to those of our peers over the prior three-year period. Based upon this analysis, the Committee concluded that our aggregate pay ranked at the lowest end of the aggregate pay provided by our peers, and that our performance by Total Shareholder Return was at the highest end of performance of our peers.

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

Other than advising the Committee as described above, FPL did not provide any other services to us. The Committee has sole authority to hire, terminate and set the terms of engagement with FPL or any other compensation consultant. The Committee has considered the independence of FPL, consistent with the requirements of NYSE and the SEC rules, and has determined that FPL is independent. Further, pursuant to SEC rules, the Committee conducted a conflicts of interest assessment and determined that there are no conflicts of interest resulting from retaining FPL. FPL does not provide any services to our management and has no prior relationship with us prior to its engagement by the Committee. The Committee intends to reassess the independence of FPL or any other compensation consultant retained by the Committee at least annually.

Elements of Executive Officer Compensation

In addition to its determination of the Named Executives’ individual performance levels for fiscal 2020, the Committee compared the Named Executives’ total compensation for 2020 to that within the REIT industry in the Survey described above. For fiscal 2020, total executive compensation for our Named Executive Officers is within the lowest range (25th percentile), of the 2020 Compensation Survey published by Nareit, within the REIT industry for REITs with comparable data. We considered comparable data of Industrial REITs, of REITs with $1.5 billion to $3.0 billion in market capitalization and of REITs with less than 75 employees. Our executive compensation structure includes the following objectives and core features:

Base Salaries

Base salaries are the principal fixed component of a Named Executive Officer’s compensation and are paid for the fulfillment of ongoing day-to-day job responsibilities throughout the year. In order to compete for and retain talented executives who are critical to our long-term success, the Committee has determined that the base salaries of Named Executive Officers should approximate those of executives of other equity REITs that compete with us for employees, investors and business, while also taking into account the Named Executive Officers’ performance and tenure, and our performance relative to the performance reported for companies in the industrial property sector, REITs with total market capitalization between $1.5 billion and $3.0 billion and REITs with less than 75 full-time employees within the REIT industry in the Survey described above.

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

(1)	Provided that FFO is equal to or in excess of the dividend

None of the performance goals were met for fiscal 2020 for our Chairman of the Board, President and Chief Executive Officer and Chief Financial and Accounting Officer.

Discretionary Cash Bonus Awards

The Committee considers discretionary cash bonuses for the Chairman of the Board and the President and Chief Executive Officer annually. Discretionary cash bonuses awarded to the other Named Executive Officers are based on recommendations made annually by the Chairman of the Board and the President and Chief Executive Officer, which are then considered by the Committee in its discretion. The Committee believes that short-term rewards in the form of discretionary cash bonuses to senior executives generally should reflect short-term results and should take into consideration both the profitability and our performance and the performance of the individual, which may include comparing such individual’s performance to that in the preceding year, reviewing the breadth and nature of the senior executive’s responsibilities and valuing special contributions by each such individual. In evaluating our performance annually, for purposes of discretionary cash bonuses, the Committee considers a variety of factors, including, among others, Funds From Operations (FFO), Adjusted Funds From Operations (AFFO), net income, growth in asset size, amount of space under lease and total return to shareholders. We have adopted the FFO definition suggested by Nareit, which defines FFO to mean net income computed in accordance with U.S. GAAP, excluding gains or losses from sales of property and unrealized gains and losses from our investments in marketable securities, plus real estate related depreciation and amortization. We define AFFO as FFO plus acquisition costs and costs associated with the Redemption of Preferred Stock less recurring capital expenditures and excluding the following: lease termination income, gains or losses on securities transactions, stock-based compensation expense, amortization of financing and leasing commission costs, depreciation of corporate office tenant improvements, straight-line rent adjustments, non-recurring severance expense and non-recurring other expense. We consider FFO and AFFO to be meaningful additional measures of operating performance, primarily because they exclude the assumption that the value of our real estate assets diminishes predictably over time and because industry analysts have accepted these as performance measures.

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

In setting discretionary bonuses for fiscal 2020, the Committee considered the performance of the Chairman of the Board and the President and Chief Executive Officer and received the recommendations from the Chairman of the Board and the President and Chief Executive Officer for the discretionary cash bonuses to be awarded to the other Named Executive Officers. The Committee also considered management’s report on our progress toward our fiscal 2020 achievements in financial performance and strategic growth, and the role of each Named Executive Officer in delivering these achievements:

Financial Performance

●	Growth in Gross Revenue: Increased Gross Revenue for fiscal 2020 by 5% to $178.3 million.

●	Growth in Net Operating Income (NOI)*: Increased NOI for fiscal 2020 by 7% to $140.7 million.

●	Improved Balance Sheet: Continued to maintain our strong balance sheet as evidenced by our relatively unchanged Net Debt to Adjusted EBITDA of 6.0x as of the current fiscal yearend from 5.9x as of the prior fiscal yearend and reduced our Net Debt to Undepreciated Book Capitalization to 38.5% as of fiscal yearend 2020 from 39.0% as of fiscal yearend 2019. Our weighted average debt maturity for our fixed-rate debt remained in excess of 11 years.

●	Enhanced Borrowing Capacity: Increased our unencumbered assets during the 2020 fiscal year, allowing us to replace our existing $200.0 million unsecured line of credit facility with a new $225.0 million unsecured line of credit facility and a new $75.0 million term loan, increasing our borrowing capacity, extending the term and reducing our borrowing rates.

●	Maintained Conservative Dividend Payout Ratio: Adjusted Funds From Operation (AFFO)* per diluted share for fiscal 2020 remained well covered Dividend to AFFO payout ratio. With a weighted average lease maturity of over 7 years and in excess of 81% of our revenue secured by leases with tenants from companies, or subsidiaries of companies, that are considered Investment Grade, coupled with the weighted average debt maturity of our fixed-rate debt remaining in excess of 11 years, we have a very safe Dividend to AFFO payout ratio.

●	Reduced General and Administrative Expense both in the Aggregate and as a Percentage of Revenue and Assets: G&A expense decreased by 2% from $9.1 million in fiscal 2019 to $8.9 million in fiscal 2020. G&A expense as a percentage of Gross Revenue decreased by 6% to 5.0% and G&A expense as a percentage of Undepreciated Assets decreased by 7% to 40 basis points for fiscal 2020.

Portfolio Growth

●	Property Acquisitions: Located and acquired five, brand new, Class A industrial properties for an aggregate purchase price of $175.1 million in fiscal 2020, totaling 1.2 million square feet, without placing undue burden on liquidity. All five properties are leased to Investment Grade tenants or their subsidiaries.

●	Growth in Gross Leasable Area: Achieved 5% year over year growth in gross leasable area for fiscal 2020, with 23.4 million total rentable square feet as of September 30, 2020.

●	Strong Tenant Occupancy: Achieved 99.4% overall occupancy rate as of September 30, 2020.

●	Commitments to Acquire Property: During fiscal 2020, we entered into agreements to acquire six, brand new, Class A industrial properties that are all leased long-term to Investment Grade tenants or their subsidiaries, totaling 2.4 million square feet for a total cost of $338.4 million.

Capital Markets Activity

●	At-The-Market Transaction: Since inception through September 30, 2020, sold 10.5 million shares of our 6.125% Series C preferred stock under our Preferred Stock At-The-Market Sales Agreement Program at a weighted average price of $24.92 per share, and generated net proceeds, after offering expenses, of $256.4 million, of which 5.0 million shares were sold during the fiscal year ended 2020 at a weighted average price of $25.04 per share, and generated net proceeds, after offering expenses, of $122.4 million.

●	Capital Raising through DRIP: Raised $26.4 million through our Dividend Reinvestment and Stock Purchase Plan (DRIP) during fiscal 2020.

*NOI, AFFO and Adjusted EBITDA are non-GAAP performance measures. See Financial Information on pages 33, 34, 37, 38 and 39 for a discussion of our non-GAAP performance measures.

After considering our progress towards our fiscal 2020 financial performance and strategic growth achievements, as outlined above, as well as the individual performance of the Chairman of the Board, the President and Chief Executive Officer and the other Named Executive Officers, and the recommendations of the Chairman of the Board and the President and Chief Executive Officer as to the other Named Executive Officers, the Committee established the individual discretionary cash bonuses for the Named Executive Officers based on our overall performance and the Named Executive Officers’ individual contributions to these accomplishments. Other factors considered in determining individual bonus amounts included the Named Executive Officers’ responsibilities and years of service. During fiscal 2020, the Chairman of the Board received a discretionary cash bonus of $20,000 and the President and Chief Executive Officer and the Chief Financial and Accounting Officer each received a discretionary cash bonus of $30,000.

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

For the other Named Executive Officers, the Chairman of the Board and the President and Chief Executive Officer make a recommendation to the Committee for specific stock options or restricted stock grants. In making its decisions, the Committee does not use an established formula or focus on a specific performance target. The Committee recognizes that often outside forces beyond the control of management, such as economic conditions, changing leasing and real estate markets and other factors, may contribute to less favorable near-term results even when sound strategic decisions have been made by the senior executives to position Monmouth for longer term profitability. Thus, the Committee also attempts to identify whether the senior executives are exercising the kind of judgment and making the types of decisions that will lead to future growth and enhanced asset value, even if the same are difficult to measure on a current basis. For example, in determining appropriate stock option and restricted stock awards, the Committee considers, among other matters, whether the senior executives have executed strategies that will provide adequate funding or appropriate borrowing capacity for future growth, whether acquisition and leasing strategies have been developed to ensure a future stream of reliable and increasing revenues for Monmouth, whether the selection of properties, tenants and tenant mix evidence appropriate risk management, including risks associated with real estate markets and tenant credit, and whether the administration of staff size and compensation appropriately balances our current and projected operating requirements with the need to effectively control overhead costs, while continuing to grow the enterprise. The only equity awards that were made to Named Executive Officers during fiscal 2020 were those paid to our Chairman of the Board, the President and Chief Executive Officer and the Chief Financial and Accounting Officer as shown in Summary Compensation Table below and as awarded to Named Executive Officers who are also directors as part of our Director Compensation Plan. In accordance with his employment agreement, the Chairman of the Board was awarded 65,000 stock options. As part of their annual director fees, the Chairman of the Board, the President and Chief Executive Officer and the Chief Financial and Accounting Officer each received 360 shares of unrestricted common stock.

Other Personal Benefits

The Named Executive Officers are provided the following benefits under the terms of their employment agreements: an allotted number of paid vacation weeks; eligibility for the executive, as well as spouse and dependents where applicable, in all our sponsored employee benefits plans, including 401(k) plan, group health, accident, and life insurance, on terms no less favorable than applicable to any other executive; and supplemental disability insurance, at our cost. Attributed costs of the personal benefits described above for the Named Executive Officers for the fiscal year ended September 30, 2020, are included in “All Other Compensation” of the Summary Compensation Table provided below under Item 11 of this report.

Payments upon Termination or Change in Control

In addition, the Named Executive Officers’ employment agreements each contain provisions relating to change in control events. The employment agreements also contain severance or continuation of salary payments upon any termination of the Named Executive Officers’ employment, except in the case of Mr. Michael P. Landy and Mr. Kevin S. Miller, whose severance payments are only upon a termination by us other than for cause or by the employee for good reason (as defined under the terms of the employment agreements). These change in control and severance terms have been deemed reasonable by the Compensation Committee based on the tenure and performance of each Named Executive Officer. Information regarding these provisions is included in “Employment Agreements” provided below in this Annual Report. There are no other agreements or arrangements governing change in control payments.

Evaluation

In evaluating Mr. Eugene W. Landy’s, Mr. Michael P. Landy’s and Mr. Kevin S. Miller’s eligibility for annual cash bonuses, the Committee used the bonus schedule included in their respective Amended Employment Agreements as a guide and, in considering discretionary cash bonuses for all Named Executive Officers, considered the factors detailed above under the heading “Bonuses.”

The Committee also reviewed the progress made by Mr. Michael P. Landy, President and Chief Executive Officer, as well as his contributions toward the progress that we had made that enabled us to reach the achievements discussed under “Financial Performance” above. Mr. Landy is employed under an employment agreement with us. His base compensation under this contract was increased effective October 1, 2016 to $750,000 and will increase by 5% each year. In August 2020, Mr. Landy entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) to amend Mr. Landy’s Employment agreement that was originally effective on October 1, 2013 and subsequently amended October 1, 2016. The Amended Agreement has an initial term of three years, rather than five years, as provided under the prior Employment Agreement, and renews automatically for new three-year terms on the first day of each calendar quarter unless otherwise terminated. The Amended Agreement eliminates the “single-trigger” severance provisions by modifying the circumstances under which a termination severance package would be paid to Mr. Landy and provides that, upon a change of control, the Amended Agreement will automatically renew for three years, rather than five years, as provided under the Original Agreement. The Amended Agreement also establishes Mr. Landy’s base salary for fiscal years ending September 30, 2022 and September 30, 2023, representing 5% increases per annum over the prior years’ base salary. For fiscal years after 2023, Mr. Landy’s base salary will be set by the Compensation Committee of our Board of Directors but will be no less than his base salary for the preceding year. When considering the new employment agreement, the Compensation Committee took into account the transformative changes the Company has enjoyed over the past several years, which include the Company’s total market capitalization growing more than three-fold since fiscal 2010, and the company’s total assets nearly tripling as well since that time, while the Company’s general and administrative expenses only doubled over this period. Since fiscal 2010 through fiscal 2020, our total market capitalization has grown by approximately 6.1x and our total assets have grown by approximately 4.9x, while our G&A expenses increased by only 3.2x over this period.

All Named Executive Officers were awarded their respective compensation based on their respective Employment Agreements and the many contributions that they have made towards our progress, as further detailed above, under the heading “Financial Performance.” The Committee also considered the recommendations of the Chairman of the Board and the President and Chief Executive Officer concerning the other Named Executive Officers’ annual salaries, bonuses, and fringe benefits.

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

For purposes of determining compliance with these ownership guidelines (other than the holding period for vested equity compensation), the value of each director’s or officer’s stock holdings will be calculated based on the closing price of a share of our common stock on the last trading day of our fiscal year, which was $13.85 on September 30, 2020. Shares owned by a director or officer include: shares owned outright by the director or officer or by his or her immediate family members residing in the same household; shares held in trust or under a similar arrangement for the economic benefit of the director or officer; restricted or unrestricted stock issued as part of the director or officer’s compensation, whether or not vested; shares acquired upon option exercise that the director or executive officer continues to own; and shares held for the director or executive officer’s account in a 401(k) or other retirement plan.

Our Chief Executive Officer Stock Ownership Policy was adopted in September 2015. As of September 30, 2020, Mr. Michael P. Landy, our President and Chief Executive Officer, owned stock valued at 12x his base salary and which is also approximately 2.0x the amount specified in our guidelines for CEO stock ownership requirement. Our other Named Executive Officers are working towards meeting the stock ownership guidelines. Our Director Stock Ownership policy was adopted effective September 12, 2017, and our other stock ownership policies were adopted effective October 1, 2017.

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

Compensation Committee:

Brian H. Haimm (Chairman)
Matthew I. Hirsch Gregory T. Otto

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Eugene W. Landy	2020	$430,500	$20,000	$4,837	$80,600	$0	$4,561	(1)	$68,500	(2)	$608,998
Chairman of the Board	2019	430,500	80,000	4,819	69,550	0	7,927	(1)	68,000		660,796
	2018	430,500	95,615	4,823	119,600	95,000	11,043	(1)	68,500		825,081

Michael P. Landy	2020	$868,219	$30,000	$4,837	$0	$0	$0		$83,480	(3)	$986,536
President and Chief	2019	826,875	105,000	391,069	77,350	0	0		82,780		1,483,074
Executive Officer	2018	787,500	160,577	210,698	0	290,000	0		83,080		1,531,855

Kevin S. Miller	2020	$540,000	$30,000	$4,837	$0	$0	$0		$81,903	(6)	$656,740
Chief Financial and	2019	491,592	105,000	4,819	65,450	0	0		81,203		748,064
Accounting Officer	2018	392,538	141,250	4,823	0	0	0		81,316		619,927

Michael D. Prashad	2020	$211,707	$45,000	$0	$0	$0	$0		$9,212	(7)	$265,919
General Counsel

Richard P. Molke	2020	$195,120	$45,000	$0	$0	$0	$0		$9,225	(8)	$249,345
VP of Asset
Management

Allison Nagelberg	2020	$395,040	$30,000	$0	$0	$0	$0		$447,416	(10)	$872,456
Former General	2019	390,699	80,000	0	53,550	0	0		19,275		543,524
Counsel (9)	2018	372,094	92,500	0	0	0	0		10,800		475,394

The following Summary Compensation Table shows compensation paid or accrued by us for services rendered during the fiscal years ended September 30, 2020, 2019, and 2018 to the Named Executive Officers. There were no other Named Executive Officers whose aggregate compensation exceeded $100,000 during fiscal 2020.

Notes:

(1)	Accrual for pension and other benefits of $4,561, $7,927 and $11,043 for fiscal 2020, 2019 and 2018, respectively, in accordance with Mr. Landy’s employment agreement.
(2)	Represents annual cash directors’ fee of $48,000 and directors’ meeting fees of $20,500.
(3)	Represents annual cash directors’ fee of $48,000 and directors’ meeting fees of $20,500 and $11,200 in discretionary contributions to our 401(k) Plan allocated to an account of the Named Executive Officer and $3,780 in reimbursement of a life insurance policy.
(4)	The restricted stock values were established based on the number of shares granted as follows, for fiscal 2019: 10/22/18-$15.45, for fiscal 2018: 10/3/17-$16.47; Unrestricted stock awards in fiscal 2020 comprises an annual directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller in the form of 360 shares of unrestricted common stock each (1,080 shares total) valued at a weighted average price of $13.44 per share. Unrestricted stock awards in fiscal 2019 comprises an annual directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller in the form of 355 shares of unrestricted common stock each (1,065 shares total) valued at a weighted average price of $13.58 per share. Unrestricted stock awards in fiscal 2018 comprises an annual directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller in the form of 300 shares of unrestricted common stock each (900 shares total) valued at a weighted average price of $16.10 per share.
(5)	The fair value of the stock option grant was based on the Black-Scholes valuation model. See table below for detail. The actual value of the options will depend upon our performance during the period of time the options are outstanding and the price of our common stock on the date of exercise.
(6)	Represents annual cash directors’ fee of $48,000 and directors’ meeting fees of $20,500 and $11,200 in discretionary contributions to our 401(k) Plan allocated to an account of the Named Executive Officer and $2,203 in reimbursement of a life insurance policy.
(7)	Represents $9,212 in discretionary contributions to our 401(k) Plan allocated to an account of the Named Executive Officer.
(8)	Represents $9,225 in discretionary contributions to our 401(k) Plan allocated to an account of the Named Executive Officer.
(9)	Ms. Nagelberg retired from her position as General Counsel and from all other positions she held with us, effective December 31, 2019.
(10)	Consists of payments made in accordance with Ms. Nagelberg’s severance agreement consisting of a $395,040 lump sum payment, $37,688 in COBRA payments, $11,200 in discretionary contributions to our 401(k) Plan and $3,488 in reimbursement of a disability policy.

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

Options to purchase 65,000 shares were granted in fiscal 2020 and options to purchase 95,000 shares were exercised during fiscal 2020. In addition, during fiscal 2020, 4,680 shares of unrestricted common stock were granted. As of September 30, 2020, the number of shares remaining for future grant under the Plan is 1,222,577.

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

Grants of Plan-Based Awards

All restricted stock awards granted during fiscal year 2020 vest 1/5th per year over a five-year period and all dividends paid on unvested shares are reinvested in additional shares of restricted stock subject to the same vesting schedule. The following table sets forth, for the Named Executive Officers, information regarding individual grants of restricted stock and individual grants of stock options made under the Plan during the fiscal year ended September 30, 2020:

Name	Grant Date	All Other Stock Awards; Number of Shares of Restricted Stock	All Other Stock Awards; Number of Shares of Unrestricted Stock (1)	All Other Option Awards; Number of Shares Underlying Options (2)	Exercise Price of Option Award or Fair Value Per Share at Grant Date of Stock Award	Grant Date Fair Value
Eugene W. Landy	1/13/20	0	0	65,000	$14.55	$80,600	(3)
Eugene W. Landy	1/16/20	0	83	0	$14.60	$1,212
Eugene W. Landy	3/25/20	0	110	0	$10.98	$1,208
Eugene W. Landy	6/18/20	0	82	0	$14.72	$1,207
Eugene W. Landy	9/16/20	0	85	0	$14.24	$1,210
Michael P. Landy	1/16/20	0	83	0	$14.60	$1,212
Michael P. Landy	3/25/20	0	110	0	$10.98	$1,208
Michael P. Landy	6/18/20	0	82	0	$14.72	$1,207
Michael P. Landy	9/16/20	0	85	0	$14.24	$1,210
Kevin S. Miller	1/16/20	0	83	0	$14.60	$1,212
Kevin S. Miller	3/25/20	0	110	0	$10.98	$1,208
Kevin S. Miller	6/18/20	0	82	0	$14.72	$1,207
Kevin S. Miller	9/16/20	0	85	0	$14.24	$1,210

(1)	Comprises an annual directors’ fee paid to Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller in the form of 360 shares of unrestricted common stock each (1,080 shares total) valued at a weighted average price of $13.44 per share.
(2)	These options expire eight years from grant date and are exercisable one year after grant date.
(3)	This value was established using the Black-Scholes stock option valuation model. The following weighted average assumptions were used in the model: expected volatility of 18.40%; risk-free interest rate of 1.76%; dividend yield of 4.67%; expected life of options of eight years; and 0 estimated forfeitures. The fair value per share granted was $1.24. The actual value of the options will depend upon our performance during the period of time the options are outstanding and the price of our common stock on the date of exercise.

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

Option Exercises and Stock Vested

The following table sets forth summary information concerning options exercised and vesting of stock awards for each of the Named Executive Officers during the fiscal year ended September 30, 2020:

Fiscal Year Ended September 30, 2020
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($)
Eugene W. Landy	65,000	$343,200	11,839	$169,379	(2)
Michael P. Landy	0	0	12,733	183,185	(3)
Kevin S. Miller	0	0	3,170	45,206	(4)
Richard Molke	0	0	517	7,427	(5)
Allison Nagelberg	0	0	1,254	18,162	(6)

(1)	Value realized based on the difference between the closing price of the shares on the NYSE as of the date of exercise less the exercise price of the stock option.
(2)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 1,290 shares vested on 7/6/20 at $14.37 per share; 10,189 shares vested on 9/14/20 at $14.33 per share and 360 shares issued throughout fiscal 2020 in connection with annual director fees which vested at a weighted average price of $13.44 per share.
(3)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 8,013 shares vested on 10/3/19 at $14.44 per share; 3,870 shares vested on 7/6/20 at $14.37 per share; 491 shares vested on 9/14/20 at $14.33 per share and 360 shares issued throughout fiscal 2020 in connection with annual director fees which vested at a weighted average price of $13.44 per share.
(4)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 2,580 shares vested on 7/6/20 at $14.37 per share, 230 shares vested on 9/14/20 at $14.33 per share and 360 shares issued throughout fiscal 2020 in connection with annual director fees which vested at a weighted average price of $13.44 per share.
(5)	Value realized based on the closing price of the shares on the NYSE as of the date of vesting made up of 517 shares vested on 7/6/20 at $14.37 per share.
(6)	Value realized based on the closing price of the shares on the NYSE as of the effective date of retirement on 12/31/19 made up of 1,254 shares at $14.48 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth for the executive officers named in the Summary Compensation Table, information regarding stock options and restricted stock outstanding at September 30, 2020:

Fiscal Year Ended September 30, 2020
	Option Awards					Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option exercise price ($)	Option expiration date	Number of Shares That Have Not Vested		Market Value Of Shares that Have Not Vested (2)
Eugene W. Landy						10,413	(3)	$144,211
	0	65,000	(1)	14.55	01/13/28
	65,000	0		12.86	01/10/27
	65,000	0		17.80	01/03/26
	65,000	0		15.04	01/04/25
	65,000	0		10.37	01/05/24
	65,000	0		11.16	01/05/23
	65,000	0		8.94	01/03/22
	65,000	0		10.46	01/03/21

Michael P. Landy	65,000	0		$13.64	12/10/26	31,353	(4)	$434,238

Kevin S. Miller	55,000	0		$13.64	12/10/26	471	(5)	$6,520
	40,000	0		$14.24	12/09/24

Michael D. Prashad	30,000	0		$13.64	12/10/26	0		$0
	15,000	0		$14.24	12/09/24

Richard P. Molke	30,000	0		$13.64	12/10/26	0		$0

(1)	These options will become exercisable on January 13, 2021.
(2)	Based on the closing price of our common stock on September 30, 2020 of $13.85. Restricted stock awards initially vest over five years.
(3)	9,942 shares vest on September 14, 2021; 471 shares vest 1/2 on September 14th over the next two years.
(4)	471 shares vest 1/2 on September 14th over the next two years; 8,694 shares vest 1/3rd on October 3rd over the next three years; and 22,188 shares vest 1/4th on October 3rd over the next four years.
(5)	471 shares vest 1/2 on September 14th over the next two years.

Employment Agreements

Eugene W. Landy, our Chairman of the Board, executed an Employment Agreement on December 9, 1994, which was amended on June 26, 1997 (First Amendment), on November 5, 2003 (Second Amendment), on April 1, 2008 (Third Amendment), on July 1, 2010 (Fourth Amendment), on April 25, 2013 (Fifth Amendment), on December 20, 2013 (Sixth Amendment), on December 18, 2014 (Seventh Amendment) and on January 12, 2016 (Eighth Amendment) – collectively, the “Amended Employment Agreement.” Pursuant to the Amended Employment Agreement, Mr. Eugene Landy’s base salary was $430,500 per year, effective January 1, 2016. He is entitled to receive pension payments of $50,000 per year through 2020; in fiscal 2020, we accrued $4,000 in additional compensation expense related to the pension benefits. Mr. Eugene Landy’s incentive bonus schedule is detailed in the Fourth Amendment and is based on progress toward achieving certain target levels of growth in market capitalization, funds from operations and dividends per share. Pursuant to the Amended Employment Agreement, Mr. Eugene Landy will receive each year an option to purchase 65,000 Common Shares. Mr. Eugene Landy is entitled to five weeks paid vacation annually, and he is entitled to participate in our employee benefit plans.

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

Michael P. Landy, our President and Chief Executive Officer, entered into an employment agreement with us effective October 1, 2013 and, on January 11, 2016, we entered into an amended and restated Employment Agreement (the Prior Employment Agreement) with Mr. Michael Landy, which became effective October 1, 2016. The Prior Employment Agreement provided for an annual base salary of $750,000 for fiscal year 2017 with increases of 5% for each of fiscal years 2018, 2019, 2020 and 2021, plus targeted bonuses and customary fringe benefits. The Prior Employment Agreement provided for annual cash bonuses based on our achievement of certain performance objectives as determined by the Compensation Committee: a) Growth in Market Cap of 10%, 15% or 20%, Mr. Michael Landy would receive $40,000, $60,000 or $80,000, respectively; b) Growth in AFFO per share of 5%, 10%, 15%, or 20%, Mr. Michael Landy would receive $50,000, $75,000, $100,000 or $150,000, respectively; and c) Growth in Dividend per Share of 5%, 10% or 15%, Mr. Michael Landy would receive $150,000, $200,000 or $250,000, respectively. Mr. Michael Landy would also be entitled to equity awards of up to 25,000 shares of restricted stock each year based on achievement of performance objectives as determined by the Compensation Committee. The Prior Employment Agreement also provided for reimbursement of a disability insurance policy and other customary fringe benefits. On August 24, 2020, Mr. Landy entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) to amend the Prior Employment Agreement. The Amended Agreement has an initial term of three years, rather than five years, as provided under the Prior Employment Agreement, and renews automatically for new three-year terms on the first day of each calendar quarter unless otherwise terminated. The Amended Agreement eliminates the “single-trigger” severance provisions of the Prior Employment Agreement by modifying the circumstances under which a termination severance package would be paid to Mr. Landy and provides that, upon a change of control, the Amended Agreement will automatically renew for three years, rather than five years, as provided under the Prior Agreement. Under the Amended Agreement, a severance package will be paid to Mr. Landy only if there is a termination of employment by us without “cause” or a termination of employment by Mr. Landy for “good reason.” The Amended Agreement provides that Mr. Landy’s severance package will consist of his base salary as in effect immediately prior to his termination plus his Annual Cash Bonus Target (as defined in the Amended Agreement) for the remaining term of the Amended Agreement (inclusive of any renewals), plus the cost of Mr. Landy’s (and his spouse and eligible dependents who were covered immediately prior to Mr. Landy’s termination of employment) medical, dental and/or vision benefit coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for up to eighteen months after his termination of employment. The Amended Agreement further provides that, if Mr. Landy’s employment with us is terminated either by us without cause or by Mr. Landy with good reason, within eighteen months after a change of control, in addition to the payments of base salary and target bonus, all of Mr. Landy’s unvested and outstanding equity awards will automatically vest effective immediately prior to such termination of employment. The Amended Agreement defines “cause” to mean a termination of Mr. Landy’s employment by reason of a good faith determination by a majority of our Board of Directors that Mr. Landy, by engaging in fraud or willful misconduct, (i) failed to substantially perform his duties with us (if not due to death or disability) or (ii) has engaged in conduct, the consequences of which are materially adverse to us, monetarily or otherwise. The Amended Agreement defines “good reason” to mean the occurrence of any of the following, without Mr. Landy’s consent: (i) a material diminution in title, responsibilities, duties or authority; (ii) a material reduction in base salary; (iii) mandatory relocation of more than 50 miles; or (iv) our breach of the Amended Agreement or any other material agreement between us and Mr. Landy. The Amended Agreement also establishes Mr. Landy’s base salary for fiscal years ending September 30, 2022 and September 30, 2023, representing 5% increases per annum over the prior years’ base salary. For fiscal years after 2023, Mr. Landy’s base salary will be set by the Compensation Committee of our Board of Directors but will be no less than his base salary for the preceding year.

Effective January 1, 2016, Kevin S. Miller entered into a three-year employment agreement with us, under which Mr. Miller received an annual base salary of $360,000 for calendar year 2016 with increases of 5% for each of calendar years 2017 and 2018, plus bonuses and customary fringe benefits. Effective January 1, 2019, Kevin S. Miller entered into a new three-year employment agreement with us, under which Mr. Miller will receive an annual base salary of $520,000 for calendar year 2019 with increases of 5% for each of calendar years 2020 and 2021, plus bonuses and customary fringe benefits. Pursuant to the 2019 employment agreement, Mr. Miller will receive annual cash bonuses based on our achievement of certain performance objectives as determined by the Compensation Committee: a) Growth in Equity Market Cap of 10%, 15% or 20%, Mr. Miller will receive $20,000, $30,000 or $40,000, respectively; b) Growth in AFFO per diluted share of 5%, 10%, 15%, or 20%, Mr. Miller will receive $25,000, $37,500, $50,000 or $75,000, respectively, and c) Growth in Dividend per Share of 5%, 10% or 15%, Mr. Miller will receive $75,000, $100,000 or $125,000, respectively, and Mr. Miller will be entitled to equity awards of up to 12,500 shares of restricted stock each year based on achievement of performance objectives as determined by the Compensation Committee. Other than base salary and the provisions for cash bonuses based on our achievement of certain performance objectives, the provisions of Mr. Miller’s employment agreement dated January 1, 2019 are the same as the provisions of his employment agreement date January 1, 2016. Mr. Miller receives four weeks vacation, annually. We reimburse Mr. Miller for the cost of a disability insurance policy such that, in the event of Mr. Miller’s disability for a period of more than 90 days, Mr. Miller will receive benefits up to 60% of his then-current salary. In the event of a merger, sale or change of voting control, excluding transactions between us and UMH, Mr. Miller will have the right to extend and renew the employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Mr. Miller may terminate the employment agreement and be entitled to receive the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement. If there is a termination of employment by us or by Mr. Miller for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Mr. Miller shall be entitled to the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination, paid monthly over the remaining term or life of the agreement. On August 19, 2019, Mr. Miller entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) to amend Mr. Miller’s Employment agreement that was originally effective on January 1, 2019. The Amended Agreement eliminates the “single-trigger” severance provisions of Mr. Miller’s employment agreement by modifying the circumstances under which a termination severance package would be paid to Mr. Miller. Under the Amended Agreement, a severance package will only be paid to Mr. Miller if there is a termination of employment by us without cause, a termination of employment by Mr. Miller for “good reason,” or his death or disability. The Amended Agreement defines “good reason” to mean the occurrence of any of the following, without Mr. Miller’s consent: (1) a material diminution in responsibilities, duties or authority; (2) a material reduction in base salary; (3) mandatory relocation of more than 50 miles; or (4) our breach of the Amended Agreement or any other material agreement between us and Mr. Miller.

Effective January 1, 2017, Ms. Allison Nagelberg entered into a new three-year employment agreement with us, under which Ms. Nagelberg received an annual base salary of $358,313 for calendar year 2017, with increases of 5% for each of calendar years 2018 and 2019, plus bonuses and customary fringe benefits. Under the employment agreement, Ms. Nagelberg received four weeks vacation, annually. We reimburse Ms. Nagelberg for the cost of a disability insurance policy such that, in the event of Ms. Nagelberg’s disability for a period of more than 90 days, Ms. Nagelberg would have received benefits up to 60% of her then-current salary. In the event of a merger, sale or change of voting control, excluding transactions between us and UMH, Ms. Nagelberg would the right to extend and renew this employment agreement so that the expiration date will be three years from the date of merger, sale or change of voting control, or Ms. Nagelberg could terminate the employment agreement and be entitled to receive one year’s compensation in accordance with the agreement. If there is a termination of employment by us or Ms. Nagelberg for any reason, either involuntary or voluntary, including the death of the employee, other than a termination for cause as defined by the agreement, Ms. Nagelberg would have been entitled to the greater of the base salary due under the remaining term of the agreement or one year’s compensation at the date of termination, paid monthly over the remaining term or life of the agreement. On December 23, 2019, Ms. Nagelberg announced her retirement and resigned from her position as General Counsel and from all other positions she held with us, effective December 31, 2019. In connection with her retirement, we entered into an agreement with Ms. Nagelberg, dated December 23, 2019, which effectively terminated her employment agreement dated January 1, 2017, consistent with its terms. Pursuant to the Letter Agreement, we paid Ms. Nagelberg $395,040 on December 31, 2019, will make payments at an annual rate of $395,040, payable bi-weekly through December 31, 2020 and paid a bonus of $30,000 on December 23, 2019. Further, we will pay the cost of Ms. Nagelberg’s and her eligible dependents’ medical, dental and vison benefits under continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act for up to 18 months. Ms. Nagelberg’s 1,254 shares of unvested restricted stock, which were scheduled to vest on July 5, 2020, vested effective December 31, 2019. In accordance with our Amended and Restated 2007 Incentive Award Plan, Ms. Nagelberg had up to 90 days from her retirement date to exercise any unexercised options. The letter agreement contemplates mutual releases and confirms Ms. Nagelberg’s entitlement to indemnification by us under existing indemnification agreements.

Potential Payments upon Termination of Employment or Change-in-Control

As discussed above, on December 23, 2019, Ms. Nagelberg announced her retirement and resigned from her position as General Counsel and from all other positions she held with us, effective December 31, 2019. In connection with her retirement, we entered into an agreement with Ms. Nagelberg, dated December 23, 2019, which effectively terminated her employment agreement dated January 1, 2017, consistent with its terms. Pursuant to the Letter Agreement, we paid Ms. Nagelberg $395,040 on December 31, 2019, will make payments at an annual rate of $395,040, payable bi-weekly through December 31, 2020 and paid a bonus of $30,000 on December 23, 2019. Further, we will pay the cost of Ms. Nagelberg’s and her eligible dependents’ medical, dental and vison benefits under continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act for up to 18 months. Ms. Nagelberg’s 1,254 shares of unvested restricted stock, which were scheduled to vest on July 5, 2020, vested effective December 31, 2019. In accordance with our Amended and Restated 2007 Incentive Award Plan, Ms. Nagelberg had up to 90 days from her retirement date to exercise any unexercised options.

Under the employment agreements with our President and Chief Executive Officer and the other Named Executive Officers listed below, our President and Chief Executive Officer and such other Named Executive Officers are entitled to receive the following estimated payments and benefits upon a termination of employment or voluntary resignation (with or without a change-in-control). These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment, or voluntary resignation, were to occur. The table below reflects the amount that could be payable under the various arrangements assuming that the termination of employment had occurred at September 30, 2020. Each of the employees named in the table below have restricted stock awards and/or stock option awards which are listed in the “Outstanding Equity Awards at Fiscal Year End” table previously disclosed. Restricted Stock Awards vest upon the termination of an employee due to death or disability. In addition, restricted stock awards vest on the date of an involuntary termination of employment or if the employee retires. If the termination of employment is for any other reason, including voluntary resignation, termination not for cause or good reason resignation, termination for cause, or termination not for cause or good reason (after a change in control), the restricted stock awards are forfeited. Regarding the stock option awards, if the termination is for any reason other than a termination for cause, the stock option awards may be exercised until three months after the termination of employment. If the termination is for cause, the stock option awards are forfeited.

	Voluntary Resignation on 9/30/20		Termination Not for Cause Or Good Reason Resignation on 9/30/20		Termination For Cause on 9/30/20		Termination Not for Cause or Good Reason Resignation (After a Change- in-Control) on 9/30/20		Disability/ Death on 9/30/20		Change of Control Without Termination of Employment on 9/30/20
Eugene W. Landy	$561,948	(1)	$561,948	(1)	$541,394	(2)	$3,206,159	(3)	$1,853,448	(4)	$144,211	(5)
Michael P. Landy	66,786	(6)	2,999,471	(7)	66,786	(6)	3,433,709	(8)	2,999,471	(7)	434,238	(5)
Kevin S. Miller	41,538	(6)	740,838	(9)	41,538	(6)	747,358	(10)	740,838	(9)	6,520	(5)

(1)	Mr. Eugene W. Landy shall receive the items indicated in footnote (2) below, plus he shall receive the cost of continuation of benefits for one year following termination, estimated at $20,553.
(2)	Consists of severance payments of $500,000, payable $100,000 per year for five years, and $41,394 of accrued vacation, assuming five weeks have been accrued, which would be payable in a lump sum payment.
(3)	Mr. Eugene W. Landy shall receive the items indicated in footnote (1) above, plus he shall receive a lump-sum payment of $2.5 million in the event of a change in control, provided that the sale price of our common stock is at least $10 per share, plus the value of all unvested and outstanding equity awards which would automatically vest.
(4)	In the event of a disability, as defined in the agreement, Mr. Eugene W. Landy shall receive disability payments equal to his base salary for a period of three years, continuation of benefits for one year following termination and accrued vacation, assuming five weeks have been accrued. In addition, he has a death benefit of $500,000 payable in a lump sum to Mr. Eugene W. Landy’s beneficiary.
(5)	Value of all unvested and outstanding equity awards which would automatically vest.
(6)	Consists of accrued vacation time, assuming four weeks have been accrued, which would be payable in a lump sum payment.
(7)	Payments are calculated based on Mr. Michael P. Landy’s amended and restated employment agreement, which became effective August 24, 2020, which is the base salary due under the remaining term of the agreement, which is 3 years salary plus 18 moths of COBRA payments, plus accrued vacation time as indicated in footnote (6) above.
(8)	Mr. Michael P. Landy shall receive the items indicated in footnote (7) above, plus the value of all unvested and outstanding equity awards which would automatically vest.
(9)	Payments are calculated based on Mr. Kevin S. Miller’s employment agreement, which is the greater of the base salary due under the remaining term of the agreement or one year’s base salary at the date of termination, plus accrued vacation time as indicated in footnote (6) above.
(10)	Mr. Kevin S. Miller shall receive the items indicated in footnote (9) above, plus the value of all unvested and outstanding equity awards which would automatically vest.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO, Mr. Michael P. Landy:

For Fiscal 2020:

●	The annual total compensation of the employee identified at the median of our company as of September 30, 2020 (other than the CEO) was $180,274; and
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Form 10-K, was $986,536.

Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 5.5 to 1.

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

To identify the median employee of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments and estimates that we used were as follows:

●	To identify our median employee, we calculated fiscal 2020 compensation using each employee’s annual base salary, bonuses, value of equity awards and our contributions to applicable retirement plans;
●	We determined that, as of September 30, 2020, our employee population, excluding our CEO (“Employee Population”), consisted of 13 individuals;
●	With the exception of our CEO, we did not exclude any employees from our Employee Population;
●	All employees are located in the United States, and therefore we did not make any cost-of-living adjustments in identifying the median employee; and
●	Once the median employee was identified, we calculated the total compensation for our median employee using the same methodology we used to calculate Mr. Michael P. Landy’s total compensation in the Summary Compensation Table for the fiscal year 2020.

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

The table below sets forth a summary of director compensation for the fiscal year ended September 30, 2020:

	Annual Board Cash	Meeting	Committee	Unrestricted Stock
Director	Retainer	Fees	Fees	Awards (7)	Total Fees

Kiernan Conway	$48,000	$20,500	$0	$4,837	$73,337
Daniel D. Cronheim	48,000	20,500	0	4,837	73,337
Catherine B. Elflein (1)(2)	48,000	20,500	6,300	4,837	79,637
Brian H. Haimm (1)(3)(4)(6)	48,000	20,500	6,300	4,837	79,637
Neal Herstik	48,000	20,500	0	4,837	73,337
Matthew I. Hirsch (1)(4)(5)	48,000	20,500	6,800	4,837	80,137
Samuel A. Landy	48,000	20,500	0	4,837	73,337
Gregory T. Otto (1)(2)(3)(4)(5)	48,000	20,500	7,800	4,837	81,137
Sonal Pande (8)	12,000	5,000	0	1,210	18,210
Scott L. Robinson (1)(3)(5)	48,000	20,500	5,800	4,837	79,137
Stephen B. Wolgin (8)	36,000	15,500	0	3,627	55,127
Total	$480,000	$205,000	$33,000	$48,370	$766,370

Mr. Eugene W. Landy, Mr. Michael P. Landy and Mr. Kevin S. Miller are Named Executive Officers. As such, their director compensation is included in the Summary Compensation Table.

(1)	The Audit Committee for 2020 consists of Mr. Haimm (Chairman), Ms. Elflein, Mr. Hirsch, Mr. Otto and Mr. Robinson.
(2)	The Cybersecurity Committee for 2020 consisted of Mr. Otto (Chairman) and Ms. Elflein.
(3)	These directors acted as chairs of the Board’s Audit, Cybersecurity, Compensation and Nominating and Governance Committees.
(4)	Mr. Haimm (Chairman), Mr. Hirsch and Mr. Otto are members of the Compensation Committee.
(5)	Mr. Robinson (Chairman), Mr. Hirsch and Mr. Otto are members of the Nominating and Governance Committee.
(6)	Mr. Haimm is the Lead Independent Director whose role is to preside over the executive sessions of the non-management directors.
(7)	Comprises an annual directors’ fee paid in the form of 3,600 unrestricted shares of common stock valued at a weighted average price of $13.44 per share.
(8)	Effective July 14, 2020, Mr. Wolgin resigned as a member of the Board of Directors and the Board elected Ms. Pande to fill the vacancy created by Mr. Wolgin’s resignation.

Pension Benefits and Nonqualified Deferred Compensation Plans

Except as provided in the specific employment agreement for Mr. Eugene W. Landy, as described above, we do not have pension or other post-employment plans in effect for officers, directors or employees or a nonqualified deferred compensation plan. Payments made during the 2020 fiscal year were $50,000. Mr. Eugene W. Landy was entitled to receive pension payments of $50,000 per year through 2020. Our employees may elect to participate in our 401(k) plan, which is administered by UMH.

Compensation Committee Interlocks and Insider Participation

As of September 30, 2020, the Compensation Committee consisted of Messrs. Haimm (Chairman), Hirsch and Otto. No member of the Compensation Committee is a current or former officer or employee of the Company. In fiscal 2020, none of our executive officers (i) served on the board of directors or compensation committee of any entity, that had one or more of its executive officers serving on our Compensation Committee or (ii) served as a member of the compensation committee of any entity that had one or more of its executive officers serving on our Board of Directors. The members of the Compensation Committee did not otherwise have any relationships requiring related-party disclosure in our Annual Report.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information with respect to the beneficial ownership of our common and preferred stock as of September 30, 2020 by:

●	each person known by us to beneficially own more than five percent of our outstanding Common Shares;
●	our directors;
●	our executive officers; and
●	all of our executive officers and directors as a group.

Unless otherwise indicated, the address of the person or persons named below is c/o Monmouth Real Estate Investment Corporation, Bell Works, 101 Crawfords Corner Road, Suite 1405, Holmdel, New Jersey 07733, In determining the number and percentage of Shares beneficially owned by each person, Shares that may be acquired by that person under options exercisable within sixty (60) days of September 30, 2020 are deemed beneficially owned by that person and are deemed outstanding for purposes of determining the total number of outstanding Common Shares for that person and are not deemed outstanding for that purpose for all other shareholders.

	Common Shares		Series C Preferred Shares
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Shares Outstanding (2)	Amount and Nature of Beneficial Ownership (1)	Percentage of Preferred Shares Outstanding (3)
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355 (4)	9,492,637	9.68%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022 (5)	9,090,478	9.27%
Wasatch Financial Advisors 505 Wakara Way, 3rd Floor Salt Lake City, UT 84108 (6)	9,558,941	9.75%
Kiernan Conway	826	*
Daniel D. Cronheim (7)	181,333	*	2,550	*
Catherine B. Elflein (8)	17,272	*
Brian H. Haimm (9)	16,489	*
Neal Herstik (10)	24,504	*	2,800	*
Matthew I. Hirsch (11)	79,905	*
Eugene W. Landy (12)	2,112,842	2.15%
Michael P. Landy (13)	797,740	*
Samuel A. Landy (14)	345,395	*
Kevin S. Miller (15)	150,906	*
Richard P. Molke (16)	34,948	*	10,000	*
Allison Nagelberg (17)	65,898	*
Gregory T. Otto	5,169	*
Sonal Pande	85	*
Michael D. Prashad (18)	47,263	*
Scott L. Robinson (19)	9,983	*
Directors and Executive Officers as a group (20)	3,889,595	3.97%	15,720	*

*Less than 1%.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all Common Shares listed.

(2)	Based on the number of Common Shares outstanding on September 30, 2020, which was 98,054,088.

(3)	Based on the number of Preferred Shares outstanding on September 30, 2020, which was 18,879,762.

(4)	Based on Schedule 13F filed with the SEC on November 16, 2020, The Vanguard Group, Inc. owns 9,492,637 Common Shares as of September 30, 2020.

(5)	Based on Schedule 13F filed with the SEC on November 6, 2020, BlackRock, Inc. owns 9,090,478 Common Shares as of September 30, 2020.

(6)	Based on Schedule 13F filed with the SEC on November 10, 2020, Wasatch Advisors owns 9,558,941 Common Shares as of September 30, 2020.

(7)	Includes (a) 471 shares of unvested restricted stock; (b) 85,344 Common Shares held in a trust for Mr. Cronheim’s two minor family members, to which he has sole dispositive and voting power; and (c) 79,499 Common Shares pledged in a margin account.

(8)	Includes 471 shares of unvested restricted stock.

(9)	Includes 471 shares of unvested restricted stock.

(10)	Includes (a) 471 shares of unvested restricted stock and (b) 1,600 Common Shares owned by Mr. Herstik’s wife. As of September 30, 2020, Mr. Herstik also owned 2,400 of the Company’s 6.125% Series C Preferred Stock and 400 shares of the Company’s 6.125% Series C Preferred Stock are owned by the Gross, Truss & Herstik Profit Sharing Plan, over which Mr. Herstik has shared voting power and shared dispositive power.

(11)	Includes (a) 471 shares of unvested restricted stock; and (b) 3,404 Common Shares owned by Mr. Hirsch’s wife.

(12)	Includes (a) 10,413 shares of unvested restricted stock; (b) 97,914 Common Shares owned by Mr. Eugene Landy’s wife; (c) 201,427 Common Shares held in the Landy & Landy Employees’ Profit Sharing Plan of which Mr. Landy is a trustee and has shared voting and dispositive power; (d) 168,294 Common Shares held in the Landy & Landy Employees’ Pension Plan over which Mr. Landy has shared voting and dispositive power; (e) 13,048 Common Shares held in Landy Investments Ltd., over which Mr. Landy has shared voting and dispositive power; (f) 194,405 Common Shares held in the Eugene W. and Gloria Landy Family Foundation, a charitable trust, over which Mr. Landy has shared voting and dispositive power; (g) 43,748 Common Shares held by Juniper Plaza Associates, over which Mr. Landy has shared voting and dispositive power; (h) 32,866 Common Shares held by Windsor Industrial Park Associates, over which Mr. Landy has shared voting and dispositive power; (i) 499,451 Common Shares pledged in a margin account; and (j) 409,017 Common Shares pledged as security for loans. Includes 455,000 Common Shares issuable upon the exercise of stock options that are exercisable within 60 days of September 30, 2020. Excludes 65,000 Common Shares issuable upon the exercise of a stock option not exercisable within 60 days of September 30, 2020.

(13)	Includes (a) 31,353 shares of unvested restricted stock; (b) 42,126 Common Shares owned by Mr. Michael Landy’s wife; (c) 187,994 Common Shares held in custodial accounts for Mr. Landy’s children under the New Jersey Uniform Transfer to Minors Act; (d) 53,000 Common Shares held by EWL Grandchildren Fund, LLC, over which Mr. Landy has shared voting power and shared dispositive power; (e) 32,232 Common Shares held in the UMH 401(k) Plan for Mr. Landy’s benefit; (f) 160,475 Common Shares pledged in a margin account; and (g) 65,000 Common Shares issuable upon the exercise of a stock option exercisable within 60 days of September 30, 2020.

(14)	Includes (a) 471 shares of unvested restricted stock; (b) 25,340 Common Shares owned by Mr. Samuel Landy’s wife; (c) 22,379 Common Shares held by the Samuel Landy Family Limited Partnership, over which Mr. Landy has shared voting power and shared dispositive power; (d) 53,000 Common Shares held in EWL Grandchildren Fund, LLC, over which Mr. Landy has shared voting power and shared dispositive power; (e) 18,385 Common Shares pledged in a margin account; (f) 181,454 Common Shares pledged as security for a loan; and (g) 62,740 Common Shares held in the UMH 401(k) Plan for Mr. Landy’s benefit. As a co-trustee of the UMH 401(k) Plan, Mr. Landy has shared voting power, but no dispositive power, over the 193,313 Common Shares held in the UMH 401(k) Plan. He, however, disclaims beneficial ownership of all of the Common Shares held by the UMH 401(k) Plan, except for the 62,740 Common Shares held by the UMH 401(k) Plan for his benefit.

(15)	Includes (a) 471 shares of unvested restricted stock; and (b) 2,379 Common Shares held in the UMH 401(k) Plan for Mr. Miller’s benefit; and (c) 95,000 Common Shares issuable upon the exercise of a stock option that is exercisable within 60 days of September 30, 2020.

(16)	Includes (a) 4,424 Common Shares held in the UMH 401(k) Plan for Mr. Molke’s benefit and (b) 30,000 Common Shares issuable upon the exercise of a stock option that is exercisable within 60 days of September 30, 2020.

(17)	Includes (a) 3,998 Common Shares owned by Ms. Nagelberg’s husband; (c) 1,245 Common Shares held in custodial accounts for Ms. Nagelberg’s children under the New Jersey Uniform Transfer to Minors Act with respect to which she has sole dispositive and voting power.

(18)	Includes (a) 1,778 Common Shares held in the UMH 401(k) Plan for Mr. Prashad’s benefit and (b) 45,000 Common Shares issuable upon the exercise of a stock option that is exercisable within 60 days of September 30, 2020.

(19)	Includes 471 shares of unvested restricted stock.

(20)	Includes beneficial ownership by all of our current directors and executive officers. Excludes beneficial ownership by Allison Nagelberg, who was a Named Executive Officer for a portion of fiscal 2020 before she retired effective December 31, 2019.

Equity Compensation Plan Information

At our Annual Meeting held on May 18, 2017, our common shareholders approved our Amended and Restated 2007 Incentive Award Plan (the Plan) which extended the term of our 2007 Incentive Award Plan for an additional 10 years, until March 13, 2027, added 1.6 million shares of common stock to the share reserve, expanded the types of awards available for grant under the Plan and made other improvements to the 2007 Plan. As of September 30, 2020, there were 1.2 million shares available for grant as stock options, restricted stock and other equity-based awards under the Plan. During fiscal 2020, options to purchase 65,000 shares were granted with an exercise price of $14.55 and options to purchase 95,000 shares were exercised at a weighted average exercise price of $10.69 per share for total proceeds of $1.0 million. During fiscal 2020, there were no shares of restricted common stock granted. In addition, during fiscal 2020, 5,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $13.44 per share. See Note 9 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of the plan. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a table of beneficial ownership of our common stock.

The following table summarizes information, as of September 30, 2020, relating to our equity compensation plan (including individual compensation arrangements) pursuant to which our equity securities are authorized for issuance:

	Number of Securities (In Thousands) to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities (In Thousands) Remaining Available for Future Issuance Under Equity Compensation Plan (excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plan Approved by Security Holders	950	$13.17	1,223

Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	950	$13.17	1,223

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There are no family relationships between any of our directors or executive officers, except that Samuel A. Landy, a director and Michael P. Landy, President, Chief Executive Officer, and a director, are the sons of Eugene W. Landy, the Chairman of the Board and an Executive Director.

Four of our 13 directors are also directors and shareholders of UMH. We hold common and preferred stock of UMH in our securities portfolio. During fiscal 2020, we made total purchases of 71,000 common shares of UMH through UMH’s Dividend Reinvestment and Stock Purchase Plan for a total cost of $923,000, or a weighted average cost of $13.02 per share. We owned a total of 1.3 million shares of UMH’s common stock as of September 30, 2020 at a total cost of $13.9 million and a fair value of $18.0 million representing 3.2% of the outstanding common shares of UMH. In addition, as of September 30, 2020, we owned 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2.5 million with a fair value of $2.5 million. Subsequent to fiscal yearend 2020, UMH redeemed all of their 8.00% Series B Cumulative Redeemable Preferred Stock at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends. The total unrealized gain on our investment in UMH’s common and preferred stock as of September 30, 2020 was $4.1 million. During fiscal 2020, UMH made total purchases of 100,000 of our common shares through our DRIP for a total cost of $1.3 million, or a weighted average cost of $12.76 per share.

As of September 30, 2020, we had 14 full-time employees. Our Chairman of the Board is also the Chairman of the Board of UMH. Other than our Chairman of the Board, we do not share any employees with UMH.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

PKF O’Connor Davies, LLP served as our independent registered public accountants for the years ended September 30, 2020 and 2019. A representative from PKF O’Connor Davies, LLP is expected to be present at the annual shareholders’ meeting in order to be available to respond to possible inquiries from shareholders.

The following are fees billed by and accrued to PKF O’Connor Davies, LLP in connection with services rendered for the fiscal years ended September 30, 2020 and 2019 (in thousands):

	2020	2019
Audit Fees	$244	$233
Audit Related Fees	36	50
Tax Fees	54	53
All Other Fees	0	0
Total Fees	$334	$336

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

All of the services performed by PKF O’Connor Davies, LLP for us during fiscal 2020 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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

PART IV

ITEM 15 - EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

			PAGE(S)

(a)	(1)	The following Financial Statements are filed as part of this report:

	(i)	Report of Independent Registered Public Accounting Firm	98-99

	(ii)	Consolidated Balance Sheets as of September 30, 2020 and 2019	100-101

	(iii)	Consolidated Statements of Income (Loss) for the years ended September 30, 2020, 2019 and 2018	102-103

	(iv)	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2020, 2019 and 2018	104

	(v)	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2020, 2019 and 2018	105-106

	(vi)	Consolidated Statements of Cash Flows for the years ended September 30, 2020, 2019 and 2018	107

	(vii)	Notes to the Consolidated Financial Statements	108-143

(a)	(2)	The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2020	144-146

All other schedules are omitted because they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

ITEM 15 - EXHIBIT AND FINANCIAL STATEMENT SCHEDULES (CONT’D)

(a)(3)	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	Agreement and Plan of Merger Among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Route 9 Acquisition, Inc., dated as of March 26, 2007 (incorporated by reference Annex A to the Proxy Statement filed by the Registrant with the Securities and Exchange Commission on June 8, 2007, Registration No. 001-33177).

(3)	Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Form S-3 filed by the Registrant with the Securities and Exchange Commission on September 1, 2009, Registration No. 333-161668).

3.2	Articles of Amendment, effective April 21, 2010 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission, on April 19, 2010, Registration No. 001-33177).

3.3	Articles of Amendment, effective March 7, 2011 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission on March 3, 2011, Registration No. 001-33177).

3.4	Articles of Amendment, effective January 26, 2012 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed by the Registrant with the Securities and Exchange Commission on January 27, 2012, Registration No. 001-33177).

3.5	Articles of Amendment, effective May 27, 2014 (incorporated by reference to Exhibit 5.03 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 28, 2014, Registration No. 001-33177).

3.6	Articles of Amendment, effective December 4, 2019 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 5, 2019, Registration No. 001-33177).

3.7	Articles Supplementary, effective September 7, 2016 (incorporated by reference to Exhibit 3.9 to the Form 8-A filed by the Registrant with the Securities and Exchange Commission on September 8, 2016, Registration No. 001-33177).

3.8	Certificate of Correction, effective March 7, 2017 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 9, 2017, Registration No. 001-33177).

3.9	Articles Supplementary, effective March 7, 2017 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 9, 2017, Registration No. 001-33177).

3.10	Articles Supplementary, effective June 29, 2017 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 29, 2017, Registration No. 001-33177).

3.11		Articles Supplementary, effective August 2, 2018 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 2, 2018, Registration No. 001-33177).

3.12		Articles Supplementary, effective December 4, 2019 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 5, 2019, Registration No. 001-33177).

3.13		Bylaws of the Company, as amended and restated, dated April 1, 2014 (incorporated by reference to Exhibit 99 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 1, 2014, Registration No. 001-33177).

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

4.3		Description of Securities

(10)		Material Contracts

10.1	+	Employment Agreement - Mr. Eugene W. Landy dated December 9, 1994 (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on December 28, 1994).

10.2	+

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

95

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

10.10	+	Amended and Restated Employment Agreement – Kevin S. Miller, dated August 19, 2019 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 19, 2019, Registration No. 001-33177).

10.11	+	Employment Agreement - Michael P. Landy, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 11, 2016, Registration No. 001-33177).

10.12	+	Employment Agreement - Michael P. Landy, dated August 24, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 24, 2020, Registration No. 001-33177).

10.13	+	Employment Agreement – Allison Nagelberg, dated January 3, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 4, 2017, Registration No. 001-33177).

10.14	+	Retirement Agreement – Allison Nagelberg, dated December 23, 2019 (incorporated by reference to Exhibit 10.23 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 23, 2019, Registration No. 001-33177).

10.15		Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on March 26, 2010, Registration No.001-33177).

10.16		Monmouth Real Estate Investment Corporation’s 2007 Stock Option Plan, Amended and Restated (incorporated by reference to Appendix A to the Proxy Statement filed by the Registrant with the Securities and Exchange Committee on March 31, 2017, Registration No.001-33177).

10.17	+	Form of Restricted Stock Award Agreement and Stock Option Agreement (incorporated by reference to Exhibit 10.1 and 10.2 to the Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2017, Registration No. 001-33177)

10.18	+	Form of Indemnification Agreement between Monmouth Real Estate Investment Corporation and its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 23, 2012, Registration No. 001-33177).

10.19		Dividend Reinvestment and Stock Purchase Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Form S-3D filed by the Registrant with the Securities and Exchange Commission on June 1, 2018, Registration No. 333-225374).

10.20		Credit Agreement by and among Monmouth Real Estate Investment Corporation, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as sole lease arranger and sole book runner, and JPMorgan Chase Bank N.A. and Royal Bank of Canada, as co-syndication agents, dated as of August 27, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2015, Registration No. 001-33177).

10.21

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

10.22		Second Amendment to Credit Agreement by and among Monmouth Real Estate Investment Corporation, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as sole lease arranger and sole book runner, and JPMorgan Chase Bank N.A. and Royal Bank of Canada, as co-syndication agents, dated as of March 22, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2018, Registration No. 001-33177).

10.23

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

10.24

At-the-Market Sales Agreement by and between Monmouth Real Estate Investment Corporation and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 5, 2019, Registration No. 001-33177).

10.25

Equity Distribution Agreement by and among Monmouth Real Estate Investment Corporation and BMO Capital Markets Corp., B. Riley FBR, Inc., D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 6, 2020, Registration No. 001-33177).

(21)	*	Subsidiaries of the Registrant

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	++	iXBRL Instance Document
101.SCH	++	iXBRL Taxonomy Extension Schema Document
101.CAL	++	iXBRL Taxonomy Extension Calculation Document
101.LAB	++	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	iXBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Denotes a management contract or compensatory plan or arrangement.
++	Pursuant to Rule 406T of Regulation S-T, this interactive date file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Monmouth Real Estate Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 23, 2020, expressed an unqualified opinion.

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

Acquisition of Real Estate Properties

As discussed in Note 3 to the consolidated financial statements, during fiscal 2020, the Company purchased five real estate properties for an aggregate purchase price of approximately $175.1 million. The Company determined that all five acquisitions are acquisitions of assets and that these acquisitions do not meet the definition of a business. As a result, the total cash consideration for the five acquisitions were allocated to land, building and an intangible asset related to in-place leases on a relative fair value basis.

Auditing both (1) the determination that these acquisitions were asset acquisitions and (2) the relative fair value allocation of the cost of the acquisitions involved a high degree of judgment, estimation and an increased extent of effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including management’s review of third party valuation reports. Among other audit procedures performed, (1) we evaluated the assets acquired to determine that they did not meet the requirements of a business, and (2) we evaluated the appropriateness of the relative fair value allocation, including the assumptions used by management. Our procedures included evaluating the reasonableness of the inputs and assumptions used by management and determining whether those inputs and assumptions were consistent with other evidence obtained in other areas of the audit and by considering the consistency with external market and industry data. Additionally, we recomputed the relative fair value allocation for each asset acquisition.

/s/ PKF O’Connor Davies, LLP

November 23, 2020

New York, New York

We have served as the Company’s auditor since 2008.

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

(in thousands except per share amounts)

	2020	2019
ASSETS

Real Estate Investments:
Land	$250,497	$239,299
Buildings and Improvements	1,793,367	1,627,219
Total Real Estate Investments	2,043,864	1,866,518
Accumulated Depreciation	(296,020)	(249,584)
Real Estate Investments	1,747,844	1,616,934

Cash and Cash Equivalents	23,517	20,179
Securities Available for Sale at Fair Value	108,832	185,250
Tenant and Other Receivables	5,431	1,335
Deferred Rent Receivable	12,856	11,199
Prepaid Expenses	7,554	6,714
Intangible Assets, net of Accumulated Amortization of $17,330 and $15,686, respectively	16,832	14,970
Capitalized Lease Costs, net of Accumulated Amortization of $4,286 and $3,378, respectively	5,631	5,670
Financing Costs, net of Accumulated Amortization of $356 and $1,352, respectively	1,380	144
Other Assets	9,906	9,553

TOTAL ASSETS	$1,939,783	$1,871,948

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

(in thousands except per share amounts)

	2020	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$799,507	$744,928
Loans Payable	75,000	95,000
Accounts Payable and Accrued Expenses	3,998	3,570
Other Liabilities	23,673	17,407
Total Liabilities	902,178	860,905

COMMITMENTS AND CONTINGENCIES	-

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 21,900 and 16,400 Shares Authorized as of September 30, 2020 and 2019, respectively; 18,880 and 13,907 Shares Issued and Outstanding As of September 30, 2020 and 2019, respectively	471,994	347,678
Common Stock, $0.01 Par Value Per Share: 200,000 and 188,040 Shares Authorized as of September 30, 2020 and 2019, respectively; 98,054 and 96,399 Shares Issued and Outstanding as of September 30, 2020 and 2019, respectively	981	964
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of September 30, 2020 and 2019; No Shares Issued or Outstanding as of September 30, 2020 and 2019	0	0
Additional Paid-In Capital	568,998	662,401
Accumulated Other Comprehensive Income (Loss)	(4,368)	0
Undistributed Income	0	0
Total Shareholders’ Equity	1,037,605	1,011,043

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,939,783	$1,871,948

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)

	2020	2019	2018
INCOME:
Rental Revenue	$141,583	$132,524	$115,864
Reimbursement Revenue	26,234	22,297	19,621
Lease Termination Income	0	0	210
TOTAL INCOME	167,817	154,821	135,695

EXPENSES:
Real Estate Taxes	20,193	17,010	14,919
Operating Expenses	6,888	6,616	5,794
General and Administrative Expenses	8,932	9,081	8,776
Non-recurring Severance Expense	786	0	0
Depreciation	46,670	43,020	36,176
Amortization of Capitalized Lease Costs and Intangible Assets	3,180	2,870	2,391
TOTAL EXPENSES	86,649	78,597	68,056

OTHER INCOME (EXPENSE):
Dividend Income	10,445	15,168	13,121
Gain on Sale of Securities Transactions	0	0	111
Unrealized Holding Gains (Losses) Arising During the Periods	(77,380)	(24,680)	0
Interest Expense, including Amortization of Financing Costs	(36,376)	(36,912)	(32,350)
TOTAL OTHER INCOME (EXPENSE)	(103,311)	(46,424)	(19,118)

INCOME (LOSS) FROM OPERATIONS	(22,143)	29,800	48,521

Gain on Sale of Real Estate Investments	0	0	7,485

NET INCOME (LOSS)	(22,143)	29,800	56,006

Less: Preferred Dividends	26,474	18,774	17,191

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(48,617)	$11,026	$38,815

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30,

	2020	2019	2018
BASIC INCOME – PER SHARE
Net Income (Loss)	$(0.23)	$0.32	$0.71
Less: Preferred Dividends	(0.27)	(0.20)	(0.22)
Net Income (Loss) Attributable to Common Shareholders – Basic	$(0.50)	$0.12	$0.49

DILUTED INCOME – PER SHARE
Net Income (Loss)	$(0.23)	$0.32	$0.71
Less: Preferred Dividends	(0.27)	(0.20)	(0.22)
Net Income (Loss) Attributable to Common Shareholders – Diluted	$(0.50)	$0.12	$0.49

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)
Basic	98,082	93,387	78,619
Diluted	98,164	93,485	78,802

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)

	2020	2019	2018

Net Income (Loss)	$(22,143)	$29,800	$56,006
Other Comprehensive Income:
Unrealized Holding Gains (Losses) Arising During the Period	0	0	(31,204)
Reclassification Adjustment for Net Gains Realized in Income	0	0	(111)
Change in Fair Value of Interest Rate Swap Agreement	(4,368)	0	0
Total Comprehensive Income (Loss)	(26,511)	29,800	24,691
Less: Preferred Dividends	26,474	18,774	17,191
Comprehensive Income (Loss) Attributable to Common Shareholders	$(52,985)	$11,026	$7,500

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019, AND 2018

(in thousands except per share amounts)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital
Balance September 30, 2017	$756	$245,986	$459,553
Shares Issued in Connection with the DRIP (1)	58	0	89,970
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	41,214	(1,120)
Shares Issued Through the Exercise of Stock Options	1	0	569
Shares Issued Through Restricted Stock Awards	0	0	0
Stock Compensation Expense	0	0	434
Distributions To Common Shareholders ($0.68 per share)	0	0	(14,771)
Net Income	0	0	0
Preferred Dividends ($1.53125 per share)	0	0	0
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	0	0	0
Balance September 30, 2018	815	287,200	534,635
Impact of Adoption of Accounting Standards Update 2016-01	0	0	0
Shares Issued in Connection with the DRIP (1)	56	0	73,909
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	92	0	132,246
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	60,478	(2,279)
Shares Issued Through the Exercise of Stock Options	1	0	566
Stock Compensation Expense	0	0	784
Distributions To Common Shareholders ($0.68 per share)	0	0	(77,460)
Net Income	0	0	0
Preferred Dividends ($1.53125 per share)	0	0	0
Balance September 30, 2019	964	347,678	662,401
Shares Issued in Connection with the DRIP (1)	20	0	26,391
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	124,316	(1,934)
Shares Repurchased through the Common Stock Repurchase Plan	(4)	0	(4,272)
Shares Issued Through the Exercise of Stock Options	1	0	1,015
Stock Compensation Expense	0	0	452
Distributions To Common Shareholders ($0.68 per share)	0	0	(115,055)
Net Income	0	0	0
Preferred Dividends ($1.53125 per share)	0	0	0
Change in Fair Value of Interest Rate Swap Agreement	0	0	0
Balance September 30, 2020	$981	$471,994	$568,998

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 AND 2018, CONT’D.

(in thousands except per share amounts)

	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2017	$0	$6,571	$712,866
Shares Issued in Connection with the DRIP (1)	0	0	90,028
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	40,094
Shares Issued Through the Exercise of Stock Options	0	0	570
Shares Issued Through Restricted Stock Awards	0	0	0
Stock Compensation Expense	0	0	434
Distributions To Common Shareholders ($0.68 per share)	(38,815)	0	(53,586)
Net Income	56,006	0	56,006
Preferred Dividends ($1.53125 per share)	(17,191)	0	(17,191)
Change in Unrealized Net Holding Gain (Loss) on Securities Available for Sale, Net of Reclassification Adjustment	0	(31,315)	(31,315)
Balance September 30, 2018	0	(24,744)	797,906
Impact of Adoption of Accounting Standards Update 2016-01	(24,744)	24,744	0
Shares Issued in Connection with the DRIP (1)	0	0	73,965
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	0	0	132,338
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	58,199
Shares Issued Through the Exercise of Stock Options	0	0	567
Stock Compensation Expense	0	0	784
Distributions To Common Shareholders ($0.68 per share)	13,718	0	(63,742)
Net Income	29,800	0	29,800
Preferred Dividends ($1.53125 per share)	(18,774)	0	(18,774)
Balance September 30, 2019	0	0	1,011,043
Shares Issued in Connection with the DRIP (1)	0	0	26,411
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	122,382
Shares Repurchased through the Common Stock Repurchase Plan	0	0	(4,276)
Shares Issued Through the Exercise of Stock Options	0	0	1,016
Stock Compensation Expense	0	0	452
Distributions To Common Shareholders ($0.68 per share)	48,617	0	(66,438)
Net Income	(22,143)	0	(22,143)
Preferred Dividends ($1.53125 per share)	(26,474)	0	(26,474)
Change in Fair Value of Interest Rate Swap Agreement	0	(4,368)	(4,368)
Balance September 30, 2020	$0	$(4,368)	$1,037,605

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(22,143)	$29,800	$56,006
Noncash Items Included in Net Income (Loss):
Depreciation & Amortization	51,263	47,142	39,788
Stock Compensation Expense	452	784	434
Deferred Straight Line Rent	(1,976)	(1,926)	(1,973)
Securities Available for Sale Received as Dividend Income	(1,213)	(874)	(829)
Unrealized Holding Losses Arising During the Periods	77,380	24,680	0
Gain on Sale of Securities Transactions	0	0	(111)
Gain on Sale of Real Estate Investments	0	0	(7,485)
Changes in:
Tenant & Other Receivables	(3,993)	18	1,397
Prepaid Expenses	(840)	(524)	(755)
Other Assets & Capitalized Lease Costs	(2,052)	729	(2,037)
Accounts Payable, Accrued Expenses & Other Liabilities	1,951	919	265
NET CASH PROVIDED BY OPERATING ACTIVITIES	98,829	100,748	84,700

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(175,261)	(138,964)	(283,403)
Capital Improvements	(5,996)	(14,734)	(9,084)
Proceeds from Sale of Real Estate Investments	0	0	22,083
Return of Deposits on Real Estate	2,000	200	450
Deposits Paid on Acquisitions of Real Estate	(1,670)	(6,000)	(200)
Proceeds from Securities Available for Sale Called for Redemption	251	0	2,620
Purchase of Securities Available for Sale	0	(54,136)	(64,150)
NET CASH USED IN INVESTING ACTIVITIES	(180,676)	(213,634)	(331,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Fixed Rate Mortgage Notes Payable	110,310	96,500	175,160
Principal Payments on Fixed Rate Mortgage Notes Payable	(55,855)	(63,350)	(54,354)
Net Draws (Repayments) from Loans Payable	(20,000)	(91,609)	66,517
Financing Costs Paid on Debt	(2,525)	(662)	(1,470)
Proceeds from Underwritten Public Offering of Common Stock, net of offering costs	0	132,338	0
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	122,382	58,199	40,094
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	18,815	57,079	77,100
Shares repurchased through the Common Stock Repurchase Plan	(4,276)	0	0
Proceeds from the Exercise of Stock Options	1,016	567	570
Preferred Dividends Paid	(25,839)	(18,465)	(16,876)
Common Dividends Paid, net of Reinvestments	(58,843)	(46,856)	(40,658)
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,185	123,741	246,083

Net Increase (Decrease) in Cash and Cash Equivalents	3,338	10,855	(901)
Cash and Cash Equivalents at Beginning of Year	20,179	9,324	10,225

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,517	$20,179	$9,324

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of September 30, 2020 and 2019, rental properties consisted of 119 and 114 property holdings, respectively. These properties are located in 31 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. As of September 30, 2020, our weighted average lease maturity was 7.1 years and our annualized average base rent per occupied square foot was $6.36. As of September 30, 2020, the weighted average building age, based on the square footage of our buildings, was 9.8 years.

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

For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 pandemic has created an even greater move towards on-line shopping. As a result of state and local government-mandated shutdowns, ecommerce sales as a percentage of total retail sales increased from approximately 15% to 27% during the last two quarters. It is estimated that ecommerce sales require three times the warehouse space relative to brick and mortar retail sales. The COVID-19 pandemic has also created a need for supply chain reconfiguration. Increased inventory stocking is currently taking place across many industries and it appears that this trend will continue in order to accommodate surges in demand. Additionally, U.S. manufacturing has been increasing in recent years and the COVID-19 pandemic has accelerated this trend as supply chains now prefer shorter distances and less reliance on foreign sources.

Our portfolio of modern, net-leased industrial properties, continues to provide shareholders with reliable and predictable income streams. Our resilient occupancy rates and rent collection results during these challenging times highlights the mission-critical nature of our assets and underscores the essential need for our tenants’ operations. Furthermore, because our weighted average lease maturity is 7.1 years and our weighted average fixed rate mortgage debt maturity is 11.1 years, we expect our cash flow to remain resilient over long periods of time. Our overall occupancy rate and our base rent collections have remained strong throughout the COVID-19 pandemic. Our overall occupancy rate has remained at 99.4%. Our base rent collections have averaged 99.7% and we expect November and future months to be consistent with this trend.

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

Marketable Securities

Investments in securities available for sale primarily consist of marketable common and preferred stock securities of other REITs. We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. The value of the marketable securities was $108.8 million as of September 30, 2020, representing 4.9% of our undepreciated assets. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of last fiscal year. This new rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income. The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. These marketable securities are all publicly-traded and purchased on the open market through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. We normally hold REIT securities on a long-term basis and have the ability and intent to hold securities to recovery. Therefore, as of September 30, 2020 and 2019, our securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available-for-sale. The accounting treatment used for our Consolidated Financial Statements through fiscal 2018 was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income on our Consolidated Statements of Income. On October 1, 2018, we recorded a $24.7 million adjustment to opening retained earnings. In addition, $77.4 and $24.7 million of the net unrealized holding losses have been reflected as Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income (Loss) for the fiscal years ended 2020 and 2019, respectively.

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

Intangible Assets, Capitalized Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases. Upon termination of a lease, the unamortized portion is charged to expense. The weighted average amortization period upon acquisition for intangible assets recorded during 2020, 2019 and 2018 was 14 years, 12 years and 12 years, respectively.

Costs incurred in connection with the execution of leases are capitalized and amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and refinancings are deferred and are amortized over the term of the related obligations using the effective interest method. Unamortized costs are charged to expense upon prepayment of the obligation. Amortization expense related to these deferred leasing and financing costs were $2.6 million, $2.2 million and $2.1 million for the years ended September 30, 2020, 2019 and 2018, respectively. We estimate that aggregate amortization expense for existing assets will be $2.4 million, $2.3 million, $2.2 million, $1.7 million and $1.3 million for the fiscal years 2021, 2022, 2023, 2024 and 2025, respectively.

Derivative Instruments and Hedging Activities

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our variable rate debt. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. Our primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes. As further described in “Note 7 – Mortgage Notes and Loans Payable”, in November 2019 we entered into an interest rate swap agreement that has the effect of fixing the interest rate on our $75.0 million unsecured term loan (the “Term Loan”).

The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying Term Loan. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 14 for information on the determination of fair value). The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Income (Loss) on our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of September 30, 2020, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of this derivative of $(4.4) million as of September 30, 2020 was recorded as a component of Accumulated Other Comprehensive Income (Loss), with the corresponding liability included in Other Liabilities.

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

Only three of our 119 properties have leases that contain an early termination provision. These three properties contain 158,000 total rentable square feet, representing less than 0.7% of our total rentable square feet. Our leases with early termination provisions are our 36,000 square foot location in Urbandale (Des Moines), IA, our 39,000 square foot location in Rockford, IL, and our 83,000 square foot location in Roanoke, VA. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fee to be paid to us from the three tenants with leases that have a termination provision amounts to $1.7 million.

Net Income Per Share

Basic Net Income (Loss) per Common Share is calculated by dividing Net Income (Loss) Attributable to Common Shareholders by the weighted average number of common shares outstanding during the period. Diluted Net Income (Loss) per Common Share is calculated by dividing Net Income (Loss) Attributable to Common Shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, the potential net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

In addition, common stock equivalents of 82,000, 98,000 and 183,000 shares are included in the diluted weighted average shares outstanding for fiscal years 2020, 2019 and 2018, respectively. As of September 30, 2020, 2019 and 2018, options to purchase 315,000, 305,000 and 65,000 shares, respectively, were antidilutive.

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $452,000, $784,000 and $434,000 have been recognized in 2020, 2019 and 2018, respectively. Included in Note 9 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted shares.

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

We follow the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on our evaluation, we determined that we have no uncertain tax positions and no unrecognized tax benefits as of September 30, 2020. We record interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2020, the fiscal tax years 2017 through and including 2020 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in the fair value of an interest rate swap derivative. Prior to our adoption of Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” on October 1, 2018, other comprehensive income consisted of unrealized holding gains or losses arising during the period on securities available for sale, less any reclassification adjustments for net gains of sales of securities transactions realized in income. Once we adopted ASU 2016-01, the changes in net unrealized holding gains and losses were no longer recognized through other comprehensive income and instead these changes are now recognized through net income on our Consolidated Statements of Income.

Reclassifications

Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the financial statement presentation for the current year.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available for sale. The accounting treatment used for our Consolidated Financial Statements through Fiscal 2018 was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income on our Consolidated Statements of Income (Loss). On October 1, 2018, unrealized net holding losses of $24.7 million were reclassed to beginning Undistributed Income (Loss) to recognize the unrealized losses previously recorded in “accumulated other comprehensive income (loss)” on our consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessee and lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The most significant changes related to lessor accounting under ASU 2016-02 include bifurcating revenue into lease and non-lease components and the new standard’s narrow definition of initial direct costs for leases. Since our revenue is primarily derived from leasing activities from long-term net-leases and since we previously did not capitalize indirect costs for leases, we continue to account for our leases and related leasing costs in substantially the same manner as we previously did prior to the adoption of the ASU 2016-02 on October 1, 2019. In addition, the guidance requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months on the balance sheet. Therefore, the most significant impact for us is the recognition of our corporate office lease, while accounting where we are the lessor remains substantially the same. Upon adoption, we calculated the asset and lease liability equal to the present value of the minimum lease payments due under our corporate office lease and determined that the asset and lease liability was immaterial to our Consolidated Financial Statements. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendment in ASU 2018-10 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by removing certain inconsistencies and providing additional clarification related to the guidance issued earlier. In December 2018, the FASB issued ASU 2018-20 “Narrow-Scope Improvements for Lessors.” Similar to ASU 2018-10, ASU 2018-20 affects narrow aspects of the guidance issued earlier in ASU 2016-02 by providing additional clarification related to the guidance issued earlier. The most significant changes related to lessor accounting under ASU 2018-20 is the clarification of how to treat payments made by a lessee directly to a third party, such as real estate taxes paid by the lessee directly to the taxing authority, whereby items paid directly by the lessee to a third party should not be reflected in the lessors income statement and, thus, should not be bifurcated and included in revenue and operating expenses. A majority of our reimbursable expenses are paid by us and are billed back to our lessees. Therefore, these reimbursable expenses will continue to be presented separately by bifurcating these revenue and expense items in our Consolidated Statements of Income (Loss). We adopted these standards effective October 1, 2019 and the adoption of these standards did not have a significant impact on our consolidated financial statements and related disclosures. The only effect the adoption of these standards had on our consolidated financial statements and related disclosures effective October 1, 2019 are instances where certain types of payments are made by a lessee directly to a third party whereas these payments are no longer presented on a gross basis in our Consolidated Statements of Income (Loss), which have an immaterial effect on our reported revenue and a net zero effect on our Net Income (Loss) Attributable to Common Shareholders. In addition, in order to conform to the current period’s presentation, Real Estate Taxes and Reimbursement Revenue for the twelve months ended September 30, 2019 were reduced by $3.7 million for the amount of Real Estate Taxes made by a lessee directly to a third party during the twelve months ended September 30, 2019. For the twelve months ended September 30, 2018, Real Estate Taxes and Reimbursement Revenue were reduced by $3.7 million for the amount of Real Estate Taxes made by a lessee directly to a third party during the twelve months ended September 30, 2018.

In April 2020, FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 pandemic that allows entities to treat the concession as if it was a part of the existing contract instead of applying lease modification accounting. This guidance is only applicable to the COVID-19 pandemic related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected this option relating to qualifying rent deferral and rent abatement agreements. For qualifying lease modifications with rent deferrals, this results in no change to our revenue recognition but an increase in the lease receivable balance until the deferred rent has been repaid. For qualifying lease modifications that include rent abatement concessions, this results in a direct reduction of rental income in the current period. As of September 30, 2020, we have entered into rent deferral agreements related to the COVID-19 pandemic representing approximately $438,000 of base rent otherwise owed during the months of April through October 2020 representing 31 basis points of our total annual base rent. To date, we have collected 71% of this amount.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of our land, buildings and improvements at September 30, 2020 and 2019 (in thousands):

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2020	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748	$5,914	$1,562	$5,100
Mobile	Industrial	2,480	30,572	1,763	31,289
Arizona:
Tolleson (Phoenix)	Industrial	1,316	15,508	7,167	9,657
Colorado:
Colorado Springs	Industrial	2,150	27,170	3,027	26,293
Denver	Industrial	1,150	5,224	1,973	4,401
Connecticut:
Newington (Hartford)	Industrial	410	3,097	1,553	1,954
Florida:
Cocoa	Industrial	1,881	12,246	3,403	10,724
Davenport (Orlando)	Industrial	7,060	31,025	3,286	34,799
Daytona Beach	Industrial	3,120	27,161	1,730	28,551
Ft. Myers	Industrial	2,486	19,198	1,821	19,863
Homestead (Miami)	Industrial	4,427	33,485	2,795	35,117
Jacksonville (FDX)	Industrial	1,165	5,419	2,979	3,605
Jacksonville (FDX Ground)	Industrial	6,000	24,926	3,633	27,293
Lakeland	Industrial	261	1,782	676	1,367
Orlando	Industrial	2,200	6,610	2,212	6,598
Punta Gorda	Industrial	0	4,134	1,286	2,848
Tampa (FDX Ground)	Industrial	5,000	14,745	5,680	14,065
Tampa (FDX)	Industrial	2,830	5,071	1,824	6,077
Tampa (Tampa Bay Grand Prix)	Industrial	1,867	3,811	1,347	4,331
Georgia:
Augusta (FDX Ground)	Industrial	614	4,749	1,756	3,607
Augusta (FDX)	Industrial	380	1,604	558	1,426
Braselton (Atlanta)	Industrial	13,965	46,262	2,471	57,756
Griffin (Atlanta)	Industrial	760	14,322	5,338	9,744
Savannah (Shaw)	Industrial	4,405	51,621	3,530	52,496
Savannah (FDX Ground)	Industrial	3,441	24,091	1,133	26,399
Illinois:
Burr Ridge (Chicago)	Industrial	270	1,437	822	885
Elgin (Chicago)	Industrial	1,280	5,902	2,791	4,391
Granite City (St. Louis, MO)	Industrial	340	12,358	5,895	6,803
Montgomery (Chicago)	Industrial	2,000	9,303	3,245	8,058
Rockford (Collins Aerospace Systems)	Industrial	480	4,620	711	4,389
Rockford (Sherwin-Williams Co.)	Industrial	1,100	4,451	1,091	4,460
Sauget (St. Louis, MO)	Industrial	1,890	13,315	2,050	13,155
Schaumburg (Chicago)	Industrial	1,040	4,407	2,534	2,913
Wheeling (Chicago)	Industrial	5,112	13,881	5,210	13,783
Indiana:
Greenwood (Indianapolis) (Ulta)	Industrial	2,250	35,515	4,906	32,859

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2020 (cont’d)	Type	Land	Improvements	Depreciation	Value
Indianapolis (FDX Ground)	Industrial	$3,746	$21,758	$3,420	$22,084
Greenwood (Indianapolis) (Amazon)	Industrial	4,839	74,525	1,911	77,453
Lafayette	Industrial	2,802	22,277	667	24,412
Iowa:
Urbandale (Des Moines)	Industrial	310	2,234	1,377	1,167
Kansas:
Edwardsville (Kansas City) (Carlisle Tire)	Industrial	1,185	6,098	2,847	4,436
Edwardsville (Kansas City) (International Paper)	Industrial	2,750	15,544	2,831	15,463
Olathe (Kansas City)	Industrial	2,350	29,476	3,140	28,686
Topeka	Industrial	0	3,680	1,085	2,595
Kentucky:
Buckner (Louisville)	Industrial	2,280	24,528	4,397	22,411
Frankfort (Lexington)	Industrial	1,850	26,150	3,911	24,089
Louisville	Industrial	1,590	9,714	1,079	10,225
Louisiana:
Covington (New Orleans)	Industrial	2,720	15,706	1,947	16,479
Maryland:
Beltsville (Washington, DC)	Industrial	3,200	11,312	4,748	9,764
Michigan:
Walker (Grand Rapids)	Industrial	4,034	27,621	2,479	29,176
Livonia (Detroit)	Industrial	320	13,560	2,767	11,113
Orion	Industrial	4,650	18,291	5,430	17,511
Romulus (Detroit)	Industrial	531	4,418	2,329	2,620
Minnesota:
Stewartville (Rochester)	Industrial	900	4,324	777	4,447
Mississippi:
Olive Branch (Memphis, TN) (Anda Pharmaceuticals, Inc.)	Industrial	800	13,750	2,909	11,641
Olive Branch (Memphis, TN) (Milwaukee Tool)	Industrial	2,550	34,365	5,813	31,102
Richland (Jackson)	Industrial	211	1,690	1,129	772
Ridgeland (Jackson)	Industrial	218	2,519	1,465	1,272
Missouri:
Kansas City	Industrial	1,000	9,003	1,408	8,595
Liberty (Kansas City)	Industrial	724	7,075	3,904	3,895
O’Fallon (St. Louis)	Industrial	264	3,986	2,614	1,636
St. Joseph	Industrial	800	12,598	6,158	7,240
Nebraska:
Omaha	Industrial	1,170	4,794	2,609	3,355
New Jersey:
Carlstadt (New York, NY)	Industrial	1,194	4,103	1,229	4,068
Somerset	Shopping Center	34	3,105	1,779	1,360
Trenton	Industrial	8,336	75,652	3,880	80,108
New York:
Cheektowaga (Buffalo)	Industrial	4,797	6,164	2,170	8,791
Halfmoon (Albany)	Industrial	1,190	4,537	945	4,782
Hamburg (Buffalo)	Industrial	1,700	33,432	3,436	31,696
North Carolina:
Concord (Charlotte)	Industrial	4,305	28,749	4,002	29,052
Concord (Charlotte)	Industrial	4,307	35,736	2,902	37,141
Fayetteville	Industrial	172	5,283	3,397	2,058
Whitsett (Greensboro)	Industrial	2,735	43,976	376	46,335
Winston-Salem	Industrial	980	6,284	3,057	4,207
Ohio:
Bedford Heights (Cleveland)	Industrial	990	6,314	2,310	4,994
Cincinnati	Industrial	800	5,950	776	5,974

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2020 (cont’d)	Type	Land	Improvements	Depreciation	Value
Lancaster (Columbus)	Industrial	$959	$16,599	$213	$17,345
Kenton	Industrial	855	17,876	1,449	17,282
Lebanon (Cincinnati)	Industrial	240	4,315	933	3,622
Monroe (Cincinnati)	Industrial	1,800	19,777	1,945	19,632
Richfield (Cleveland)	Industrial	2,677	13,770	3,800	12,647
Stow	Industrial	1,430	17,504	1,346	17,588
Streetsboro (Cleveland)	Industrial	1,760	17,840	3,888	15,712
West Chester Twp. (Cincinnati)	Industrial	695	5,039	2,663	3,071
Oklahoma:
Oklahoma City (FDX Ground)	Industrial	1,410	11,215	2,185	10,440
Oklahoma City (Bunzl)	Industrial	845	7,883	657	8,071
Oklahoma City (Amazon)	Industrial	1,618	28,260	2,052	27,826
Oklahoma City (Amazon II)	Industrial	1,378	13,584	14	14,948
Tulsa	Industrial	790	2,958	553	3,195
Pennsylvania:
Altoona	Industrial	1,200	7,823	1,392	7,631
Imperial (Pittsburgh)	Industrial	3,700	16,264	1,912	18,052
Monaca (Pittsburgh)	Industrial	402	7,551	3,481	4,472
South Carolina:
Aiken (Augusta, GA)	Industrial	1,362	19,678	1,639	19,401
Charleston (FDX)	Industrial	4,639	16,880	1,265	20,254
Charleston (FDX Ground)	Industrial	7,103	39,473	2,193	44,383
Ft. Mill (Charlotte, NC)	Industrial	1,747	15,317	3,434	13,630
Hanahan (Charleston) (SAIC)	Industrial	1,129	13,334	5,256	9,207
Hanahan (Charleston) (Amazon)	Industrial	930	8,373	2,513	6,790
Tennessee:
Chattanooga	Industrial	300	5,069	1,678	3,691
Lebanon (Nashville)	Industrial	2,230	11,985	2,766	11,449
Memphis	Industrial	1,235	14,858	3,787	12,306
Shelby County	Vacant Land	11	0	0	11
Texas:
Carrollton (Dallas)	Industrial	1,500	16,995	4,442	14,053
Corpus Christi	Industrial	0	4,808	1,049	3,759
Edinburg	Industrial	1,000	11,039	2,040	9,999
El Paso	Industrial	3,225	9,206	2,512	9,919
Ft. Worth (Dallas)	Industrial	8,200	27,419	3,627	31,992
Houston	Industrial	1,661	6,530	1,825	6,366
Lindale (Tyler)	Industrial	540	9,426	1,456	8,510
Mesquite (Dallas)	Industrial	6,248	43,632	3,636	46,244
Spring (Houston)	Industrial	1,890	17,439	2,979	16,350
Waco	Industrial	1,350	11,201	2,075	10,476
Utah:
Ogden (Salt Lake City)	Industrial	1,287	11,380	97	12,570
Virginia:
Charlottesville	Industrial	1,170	3,292	1,801	2,661
Mechanicsville (Richmond)	Industrial	1,160	6,667	3,375	4,452
Richmond	Industrial	446	4,644	1,794	3,296
Roanoke (CHEP USA)	Industrial	1,853	5,610	2,092	5,371
Roanoke (FDX Ground)	Industrial	1,740	8,460	1,582	8,618
Washington:
Burlington (Seattle/Everett)	Industrial	8,000	22,371	2,572	27,799
Wisconsin:
Cudahy (Milwaukee)	Industrial	980	8,827	3,812	5,995
Green Bay	Industrial	590	5,979	1,072	5,497
Total as of September 30, 2020		$250,497	$1,793,367	$296,020	$1,747,844

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2019	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748	$5,914	$1,406	$5,256
Mobile	Industrial	2,480	30,572	980	32,072
Arizona:
Tolleson (Phoenix)	Industrial	1,316	15,508	6,659	10,165
Colorado:
Colorado Springs	Industrial	2,150	27,170	2,310	27,010
Denver	Industrial	1,150	5,214	1,839	4,525
Connecticut:
Newington (Hartford)	Industrial	410	3,084	1,466	2,028
Florida:
Cocoa	Industrial	1,881	12,246	3,080	11,047
Davenport (Orlando)	Industrial	7,060	30,720	2,494	35,286
Daytona Beach	Industrial	3,120	26,888	1,036	28,972
Ft. Myers	Industrial	2,486	19,178	1,332	20,332
Homestead (Miami)	Industrial	4,427	33,485	1,933	35,979
Jacksonville (FDX)	Industrial	1,165	5,419	2,961	3,623
Jacksonville (FDX Ground)	Industrial	6,000	24,827	2,799	28,028
Lakeland	Industrial	261	1,782	625	1,418
Orlando	Industrial	2,200	6,575	2,022	6,753
Punta Gorda	Industrial	0	4,134	1,172	2,962
Tampa (FDX Ground)	Industrial	5,000	14,702	5,302	14,400
Tampa (FDX)	Industrial	2,830	5,035	1,669	6,196
Tampa (Tampa Bay Grand Prix)	Industrial	1,867	3,811	1,246	4,432
Georgia:
Augusta (FDX Ground)	Industrial	614	4,749	1,634	3,729
Augusta (FDX)	Industrial	380	1,604	512	1,472
Braselton (Atlanta)	Industrial	13,965	46,262	1,285	58,942
Griffin (Atlanta)	Industrial	760	14,315	4,912	10,163
Savannah (Shaw)	Industrial	4,405	51,621	2,206	53,820
Savannah (FDX Ground)	Industrial	3,441	24,091	515	27,017
Illinois:
Burr Ridge (Chicago)	Industrial	270	1,437	783	924
Elgin (Chicago)	Industrial	1,280	5,697	2,599	4,378
Granite City (St. Louis, MO)	Industrial	340	12,358	5,539	7,159
Montgomery (Chicago)	Industrial	2,000	9,303	3,004	8,299
Rockford (Collins Aerospace Systems)	Industrial	480	4,620	592	4,508
Rockford (Sherwin-Williams Co.)	Industrial	1,100	4,451	975	4,576
Sauget (St. Louis, MO)	Industrial	1,890	13,315	1,708	13,497
Schaumburg (Chicago)	Industrial	1,040	4,138	2,407	2,771
Wheeling (Chicago)	Industrial	5,112	13,881	4,820	14,173
Indiana:
Greenwood (Indianapolis) (Ulta)	Industrial	2,250	35,262	3,998	33,514
Indianapolis	Industrial	3,746	21,758	2,830	22,674
Lafayette	Industrial	2,802	22,277	96	24,983
Iowa:
Urbandale (Des Moines)	Industrial	310	2,234	1,294	1,250
Kansas:
Edwardsville (Kansas City) (Carlisle Tire)	Industrial	1,185	6,048	2,689	4,544
Edwardsville (Kansas City) (International Paper)	Industrial	2,750	15,544	2,416	15,878
Olathe (Kansas City)	Industrial	2,350	29,387	2,386	29,351
Topeka	Industrial	0	3,680	991	2,689

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2019 (cont’d)	Type	Land	Improvements	Depreciation	Value
Kentucky:
Buckner (Louisville)	Industrial	$2,280	$24,528	$3,755	$23,053
Frankfort (Lexington)	Industrial	1,850	26,150	3,241	24,759
Louisville	Industrial	1,590	9,714	830	10,474
Louisiana:
Covington (New Orleans)	Industrial	2,720	15,706	1,543	16,883
Maryland:
Beltsville (Washington, DC)	Industrial	3,200	11,312	4,454	10,058
Michigan:
Walker (Grand Rapids)	Industrial	4,034	27,621	1,771	29,884
Livonia (Detroit)	Industrial	320	13,560	2,407	11,473
Orion	Industrial	4,650	18,240	4,959	17,931
Romulus (Detroit)	Industrial	531	4,418	2,182	2,767
Minnesota:
Stewartville (Rochester)	Industrial	900	4,324	665	4,559
Mississippi:
Olive Branch (Memphis, TN) (Anda Pharmaceuticals, Inc.)	Industrial	800	13,750	2,556	11,994
Olive Branch (Memphis, TN) (Milwaukee Tool)	Industrial	2,550	34,365	4,929	31,986
Richland (Jackson)	Industrial	211	1,690	1,057	844
Ridgeland (Jackson)	Industrial	218	2,093	1,382	929
Missouri:
Kansas City	Industrial	1,000	9,003	1,147	8,856
Liberty (Kansas City)	Industrial	724	6,813	3,669	3,868
O’Fallon (St. Louis)	Industrial	264	3,986	2,492	1,758
St. Joseph	Industrial	800	12,589	5,804	7,585
Nebraska:
Omaha	Industrial	1,170	4,794	2,484	3,480
New Jersey:
Carlstadt (New York, NY)	Industrial	1,194	4,103	1,123	4,174
Somerset	Shopping Center	34	3,095	1,687	1,442
Trenton	Industrial	8,336	75,652	1,940	82,048
New York:
Cheektowaga (Buffalo)	Industrial	4,797	6,164	2,011	8,950
Halfmoon (Albany)	Industrial	1,190	4,336	834	4,692
Hamburg (Buffalo)	Industrial	1,700	33,394	2,560	32,534
North Carolina:
Concord (Charlotte)	Industrial	4,305	28,740	3,158	29,887
Concord (Charlotte)	Industrial	4,307	35,736	1,985	38,058
Fayetteville	Industrial	172	5,283	3,165	2,290
Winston-Salem	Industrial	980	6,266	2,835	4,411
Ohio:
Bedford Heights (Cleveland)	Industrial	990	6,308	2,090	5,208
Cincinnati	Industrial	800	5,950	623	6,127
Kenton	Industrial	855	17,876	927	17,804
Lebanon (Cincinnati)	Industrial	240	4,212	813	3,639
Monroe (Cincinnati)	Industrial	1,800	19,777	1,438	20,139
Richfield (Cleveland)	Industrial	2,677	13,770	3,441	13,006
Stow	Industrial	1,430	17,504	898	18,036
Streetsboro (Cleveland)	Industrial	1,760	17,840	3,431	16,169
West Chester Twp. (Cincinnati)	Industrial	695	5,039	2,484	3,250

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2019 (cont’d)	Type	Land	Improvements	Depreciation	Value
Oklahoma:
Oklahoma City (FDX Ground)	Industrial	$1,410	$11,196	$1,892	$10,714
Oklahoma City (Bunzl)	Industrial	845	7,883	454	8,274
Oklahoma City (Amazon)	Industrial	1,618	28,260	1,328	28,550
Tulsa	Industrial	790	2,958	473	3,275
Pennsylvania:
Altoona	Industrial	1,200	7,827	1,189	7,838
Imperial (Pittsburgh)	Industrial	3,700	16,264	1,494	18,470
Monaca (Pittsburgh)	Industrial	402	7,509	3,229	4,682
South Carolina:
Aiken (Augusta, GA)	Industrial	1,362	19,678	1,135	19,905
Charleston (FDX)	Industrial	4,639	16,880	831	20,688
Charleston (FDX Ground)	Industrial	7,103	39,473	1,180	45,396
Ft. Mill (Charlotte, NC)	Industrial	1,747	15,317	3,041	14,023
Hanahan (Charleston) (SAIC)	Industrial	1,129	12,887	4,754	9,262
Hanahan (Charleston) (Amazon)	Industrial	930	6,760	2,244	5,446
Tennessee:
Chattanooga	Industrial	300	5,049	1,529	3,820
Lebanon (Nashville)	Industrial	2,230	11,985	2,458	11,757
Memphis	Industrial	1,235	14,879	3,297	12,817
Shelby County	Vacant Land	11	0	0	11
Texas:
Carrollton (Dallas)	Industrial	1,500	16,447	3,987	13,960
Corpus Christi	Industrial	0	4,808	923	3,885
Edinburg	Industrial	1,000	11,039	1,756	10,283
El Paso	Industrial	3,225	9,206	2,244	10,187
Ft. Worth (Dallas)	Industrial	8,200	27,133	2,896	32,437
Houston	Industrial	1,661	6,502	1,632	6,531
Lindale (Tyler)	Industrial	540	9,426	1,211	8,755
Mesquite (Dallas)	Industrial	6,248	43,632	2,517	47,363
Spring (Houston)	Industrial	1,890	17,427	2,527	16,790
Waco	Industrial	1,350	11,201	1,786	10,765
Virginia:
Charlottesville	Industrial	1,170	3,292	1,693	2,769
Mechanicsville (Richmond)	Industrial	1,160	6,647	3,191	4,616
Richmond	Industrial	446	4,460	1,666	3,240
Roanoke (CHEP USA)	Industrial	1,853	5,610	1,899	5,564
Roanoke (FDX Ground)	Industrial	1,740	8,460	1,365	8,835
Washington:
Burlington (Seattle/Everett)	Industrial	8,000	22,321	2,000	28,321
Wisconsin:
Cudahy (Milwaukee)	Industrial	980	8,827	3,550	6,257
Green Bay	Industrial	590	5,979	921	5,648
Total as of September 30, 2019		$239,299	$1,627,219	$249,584	$1,616,934

NOTE 3 – ACQUISITIONS, EXPANSIONS AND DISPOSITIONS

Fiscal 2020 Acquisitions

On October 10, 2019, we purchased a newly constructed 616,000 square foot industrial building, situated on 78.6 acres, located in the Indianapolis, IN Metropolitan Statistical Area (MSA). The building is 100% net-leased to a subsidiary of Amazon.com Services, Inc. (Amazon) for 15 years through August 2034. The lease is guaranteed by Amazon. The purchase price was $81.5 million. We obtained an 18 year, fully-amortizing mortgage loan of $52.5 million at a fixed interest rate of 4.27%. Annual rental revenue over the remaining term of the lease averages $5.0 million.

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

On May 21, 2020, we purchased a newly constructed 70,000 square foot industrial building, situated on 7.5 acres, located in the Salt Lake City, UT MSA. The building is 100% net-leased to FedEx Corporation for 15 years through March 2035. The purchase price was $12.9 million. We obtained a 15 year, fully-amortizing mortgage loan of $8.4 million at a fixed interest rate of 3.18%. Annual rental revenue over the remaining term of the lease averages $772,000.

On September 15, 2020, we purchased a newly constructed 121,000 square foot industrial building, situated on 21.5 acres, located in Oklahoma City, OK. The building is 100% net-leased to a subsidiary of Amazon for 10 years through August 2030. The lease is guaranteed by Amazon. The purchase price was $15.2 million. We obtained a 15 year, fully-amortizing mortgage loan of $9.8 million at a fixed interest rate of 3.00%. Annual rental revenue over the remaining term of the lease averages $934,000.

We evaluated the property acquisitions which took place during the twelve months ended September 30, 2020, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for all five properties purchased during fiscal 2020 as asset acquisitions and allocated the total cash consideration, including transaction costs of $179,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes our purchase price allocation for these five properties acquired during the fiscal year 2020 that were accounted for as asset acquisitions (in thousands):

Land	$11,198
Building	160,064
In-Place Leases	3,999

The following table summarizes the operating results included in our consolidated statements of income for the fiscal year ended September 30, 2020 for the five properties acquired during the twelve months ended September 30, 2020 (in thousands):

Year Ended 9/30/2020
Rental Revenues	$6,846
Net Income (Loss) Attributable to Common Shareholders	1,624

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, Magna Seating of America, Inc.’s ultimate parent, Magna International Inc. and Amazon are publicly-listed companies that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to the S&P Global Ratings’ website and the Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites.

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

The following table summarizes the operating results included in our consolidated statements of income for the fiscal year ended September 30, 2019 for the three properties acquired during the twelve months ended September 30, 2019 (in thousands):

Year Ended 9/30/2019
Rental Revenues	$7,073
Net Income (Loss) Attributable to Common Shareholders	1,723

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation and Toyota Tsusho America, Inc’s parent, Toyota Tsusho Corporation are publicly-listed companies that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com).

Fiscal 2019 Expansions

In February 2019, we completed a 155,000 square foot building expansion at our property located in Monroe (Cincinnati), OH for a total project cost of $8.6 million. The expansion resulted in a new 15-year lease which extended the prior lease expiration date from February 2030 to February 2034. The expansion also resulted in an increase in initial annual rent effective March 1, 2019 of $821,000 from $980,000, or $4.22 per square foot, to $1.8 million, or $4.65 per square foot. In addition, the annual rent will increase by 2% per annum, resulting in an average annualized rent of $2.1 million over the 15-year term. In connection with this expansion, we obtained a 10.6 year, fully-amortizing second mortgage loan of $7.0 million at a fixed interest rate of 3.85%. The maturity of the second mortgage loan coincides with the maturity of the property’s first fully-amortizing mortgage loan which is at a fixed interest rate of 3.77% and has a principal balance of $6.6 million as of the fiscal year end.

Consolidated Statements of Income for the three fiscal years ended September 30, 2020, 2019 and 2018 of properties sold during the periods presented

The sale of the four properties sold during fiscal 2018 do not represent a strategic shift that has a major effect on our operations and financial results. Therefore, the operations generated from these four properties sold during fiscal 2018 are not included in Discontinued Operations. There were no properties sold during fiscal 2019 or 2020.

The following table summarizes (in thousands) the operations of these four properties, prior to their sales, that are included in the accompanying Consolidated Statements of Income for the three fiscal years ended September 30, 2020, 2019 and 2018:

	2020	2019	2018
Rental and Reimbursement Revenue	$0	$0	$929
Lease Termination Income	0	0	210
Real Estate Taxes	0	0	(212)
Operating Expenses	0	0	(110)
Depreciation & Amortization	0	0	(79)
Interest Expense	0	0	(38)
Income from Operations	0	0	700
Gain on Sale of Real Estate Investment	0	0	7,485
Net Income	$0	$0	$8,185

Pro forma information (unaudited)

The following unaudited pro forma condensed financial information has been prepared utilizing our historical financial statements and from the properties acquired and expanded during fiscal years 2020 and 2019, assuming that these acquisitions and these completed expansions had occurred as of October 1, 2018, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions and expansions. Furthermore, the net proceeds raised from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro-forma Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2018. Additionally, the net proceeds raised from the issuance of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), through our At-The-Mark Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro-forma preferred dividend has been adjusted to account for its effect on pro-forma Net Income (Loss) Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2018.

The unaudited pro-forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Fiscal Year Ended (in thousands, except per share amounts)
	2020		2019
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$141,583	$145,486	$132,524	$145,100

Net Income (Loss) Attributable to Common Shareholders	$(48,617)	$(47,315)	$11,026	$6,799

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$(0.50)	$(0.48)	$0.12	$0.07

NOTE 4 – INTANGIBLE ASSETS

Net intangible assets consist of the estimated value of the acquired in-place leases and the acquired above market rent leases at acquisition for the following properties and are amortized over the remaining term of the lease.

Intangible Assets, net of Accumulated Amortization is made up of the following balances as of September 30, 2020 and 2019 (in thousands):

	As of September 30, 2020	As of September 30, 2019
Topeka, KS	$34	$69
Lebanon (Nashville), TN	78	99
Rockford, IL (Sherwin-Williams Co.)	65	85
Edinburg, TX	52	109
Corpus Christi, TX	21	44
Halfmoon (Albany), NY	0	108
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals)	336	520
Livonia (Detroit), MI	103	171
Stewartville (Rochester), MN	13	17
Buckner (Louisville), KY	286	308
Edwardsville (Kansas City), KS (International Paper)	218	292
Lindale (Tyler), TX	131	166
Sauget (St. Louis, MO), IL	18	20
Rockford, IL (Collins Aerospace Systems)	53	61
Kansas City, MO	5	10
Monroe, OH (Cincinnati)	301	333
Cincinnati, OH	32	36
Imperial (Pittsburgh), PA	45	53
Burlington (Seattle/Everett), WA	312	344
Colorado Springs, CO	202	241
Hamburg (Buffalo), NY	181	198

	As of September 30, 2020	As of September 30, 2019
Ft. Myers, FL	$143	$164
Walker (Grand Rapids), MI	382	415
Aiken (Augusta, GA), SC	728	791
Mesquite (Dallas), TX	628	683
Homestead (Miami), FL	437	475
Oklahoma City, OK (Bunzl)	159	200
Concord (Charlotte), NC	496	539
Kenton, OH	340	389
Stow, OH	404	463
Charleston, SC (FDX)	324	351
Oklahoma City, OK (Amazon)	522	596
Savannah, GA (Shaw)	1,091	1,247
Daytona Beach, FL	604	685
Mobile, AL	817	917
Charleston, SC (FDX Ground)	577	622
Braselton (Atlanta), GA	861	930
Trenton, NJ	1,303	1,413
Savannah, GA (FDX Ground)	298	334
Lafayette, IN	424	472
Greenwood (Indianapolis), IN (Amazon)	2,005	0
Lancaster (Columbus), OH	335	0
Whitsett (Greensboro), NC	963	0
Ogden (Salt Lake City), UT	232	0
Oklahoma City, OK (Amazon II)	273	0
Total Intangible Assets, net of Accumulated Amortization	$16,832	$14,970

Amortization expense related to the intangible assets attributable to acquired in-place leases was $2.0 million, $1.9 million and $1.5 million for the years ended September 30, 2020, 2019 and 2018, respectively. We estimate that the aggregate amortization expense for these existing intangible assets will be $2.0 million, $1.9 million, $1.7 million, $1.6 million, and $1.6 million for each of the fiscal years 2021, 2022, 2023, 2024 and 2025, respectively. The amount that is being amortized into rental revenue related to the intangible assets attributable to acquired above market leases was $103,000 for the years ended September 30, 2020, 2019 and 2018. We estimate that the aggregate amount that will be amortized into rental revenue for existing intangible assets will be $103,000 for fiscal year 2021 and will be $34,000 for the fiscal year 2022.

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

As of September 30, 2020, we had 23.4 million square feet of property, of which 10.7 million square feet, or 46%, consisting of 62 separate stand-alone leases, were leased to FedEx Corporation (FDX) and its subsidiaries, (5% to FDX and 41% to FDX subsidiaries). These properties are located in 26 different states. As of September 30, 2020, the 62 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 7.9 years. As of September 30, 2020, in addition to FDX and its subsidiaries, the only tenants that leased 5% or more of our total square footage were subsidiaries of Amazon, which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements. The tenants that leased more than 5% of total rentable square footage as of September 30, 2020, 2019, and 2018 were as follows:

	2020	2019	2018
FDX and Subsidiaries	46%	47%	48%
Subsidiaries of Amazon	6%	<5%	<5%

During fiscal 2020, the only tenants that accounted for 5% or more of our rental and reimbursement revenue were FDX (including its subsidiaries) and subsidiaries of Amazon. Our rental and reimbursement revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2020, 2019 and 2018, respectively, totaled $96.4 million, $93.3 million and $79.1 million, or as a percentage of total rent and reimbursement revenues, 58% (5% from FDX and 53% from FDX subsidiaries), 60% (5% from FDX and 55% from FDX subsidiaries) and 58% (5% from FDX and 53% from FDX subsidiaries). Subsidiaries of Amazon represented 6% of our Rental and Reimbursement Revenue for the fiscal year ended September 30, 2020. Rental and Reimbursement Revenue from subsidiaries of Amazon for the fiscal years ended September 30, 2019 and 2018 was less than 5% of our Rental and Reimbursement Revenue. No other tenant accounted for 5% or more of our total Rental and Reimbursement revenue for the fiscal years ended September 30, 2020, 2019 and 2018.

FDX and Amazon are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A2”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, Amazon, S&P Global Ratings or Moody’s on such websites.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $108.8 million as of September 30, 2020. We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of last fiscal year. This new rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income (Loss). The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Total assets excluding accumulated depreciation were $2.2 billion as of September 30, 2020. Our $108.8 million investment in marketable REIT securities as of September 30, 2020 represented 4.9% of our undepreciated assets.

During the fiscal year ended September 30, 2020, one of our preferred stock investments was called for redemption at its liquidation value, which was equal to our cost basis. There have been no open market purchases or sales of securities during the fiscal year ended September 30, 2020. During the fiscal year ended September 30, 2019, we did not sell or redeem any securities. We received proceeds of $2.6 million on sales or redemptions of securities available for sale during fiscal years 2018. We recorded the following realized Gain on Sale of Securities Transactions, net for the fiscal years ended September 30 (in thousands):

	2020	2019	2018
Gross realized gains	$0	$0	$112
Gross realized losses	0	0	(1)
Gains on Sale of Securities Transactions, net	$0	$0	$111

We recognized dividend income from our portfolio of REIT investments for the fiscal years ended September 30, 2020, 2019 and 2018 of $10.4 million, $15.1 million and $13.1 million, respectively. As of September 30, 2020, we had total net unrealized holding losses on our securities portfolio of $126.8 million. As a result of the adoption of ASU 2016-01, $77.4 million and $24.7 million of the net unrealized holding losses have been reflected as Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income (Loss) for the fiscal year ended September 30, 2020 and 2019, respectively. The remaining $24.7 million of the net unrealized holding losses have been reflected as a reclass to beginning Undistributed Income (Loss).

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

The following is a listing of our investments in securities at September 30, 2020 (in thousands):

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Equity Securities - Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	400	$7,967	$304
Cedar Realty Trust, Inc.	B	7.25%	6	136	109
iStar Inc.	D	8.00%	10	232	253
iStar Inc.	I	7.50%	60	1,301	1,452
Pennsylvania Real Estate Investment Trust	D	6.875%	120	2,150	610
Pennsylvania Real Estate Investment Trust	B	7.375%	120	2,216	606
UMH Properties, Inc. (1) (2)	B	8.00%	100	2,500	2,526
Total Equity Securities - Preferred Stock				$16,502	$5,860

Description	Number of Shares	Cost	Fair Value
Equity Securities - Common Stock:
CBL & Associates Properties, Inc.	4,000	$33,525	$644
Diversified Healthcare Trust	1,100	17,871	3,872
Five Star Senior Living Inc.	75	290	378
Franklin Street Properties Corp.	1,000	8,478	3,660
Industrial Logistics Property Trust	700	13,789	15,309
Kimco Realty Corporation	1,700	27,937	19,142
Office Properties Income Trust	659	37,892	13,655
Pennsylvania Real Estate Investment Trust	1,800	13,443	997
Tanger Factory Outlet Centers, Inc.	600	12,300	3,618
VEREIT, Inc.	3,500	27,891	22,750
Washington Prime Group Inc.	1,500	11,860	971
UMH Properties, Inc. (1)	1,328	13,858	17,975
Total Equity Securities - Common Stock		$219,134	$102,971

Description	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500	$1	$1

Total Securities Available for Sale			$235,637	$108,832

(1)	Investment is in a related company. See Note No. 11 for further discussion.
(2)	Subsequent to fiscal year end 2020, UMH redeemed all their 8.00% Series B Cumulative Redeemable Preferred Stock at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends.

The following is a listing of our investments in securities at September 30, 2019 (in thousands):

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Equity Securities - Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	400	$7,967	$3,444
Cedar Realty Trust, Inc.	B	7.25%	6	136	144
Dynex Capital, Inc.	A	8.50%	10	250	256
iStar Inc.	D	8.00%	10	232	261
iStar Inc.	I	7.50%	60	1,301	1,547
Pennsylvania Real Estate Investment Trust	D	6.875%	120	2,150	2,431
Pennsylvania Real Estate Investment Trust	B	7.375%	120	2,216	2,484
UMH Properties, Inc. (1)(2)	B	8.00%	100	2,500	2,600
Total Equity Securities - Preferred Stock				$16,752	$13,167

Description	Number of Shares	Cost	Fair Value
Equity Securities - Common Stock:
CBL & Associates Properties, Inc.	4,000	$33,525	$5,160
Franklin Street Properties Corp.	1,000	8,478	8,460
Industrial Logistics Property Trust	700	13,789	14,875
Kimco Realty Corporation	1,700	27,937	35,496
Office Properties Income Trust	659	37,892	20,192
Pennsylvania Real Estate Investment Trust	1,800	13,443	10,296
Senior Housing Property Trust	1,100	17,871	10,181
Tanger Factory Outlet Centers, Inc.	600	12,300	9,288
VEREIT, Inc.	3,500	27,891	34,230
Washington Prime Group Inc.	1,500	11,860	6,210
UMH Properties, Inc. (1)	1,257	12,935	17,693
Total Equity Securities - Common Stock		$217,921	$172,081

Description	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500	$2	$2

Total Securities Available for Sale			$234,675	$185,250

(1)	Investment is in a related company. See Note No. 11 for further discussion.
(2)	Subsequent to fiscal year end 2020, UMH redeemed all their 8.00% Series B Cumulative Redeemable Preferred Stock at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends.

NOTE 7- MORTGAGE NOTES AND LOANS PAYABLE

Mortgage Notes Payable:

As of September 30, 2020, we owned 119 properties, of which 62 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $807.4 million. Interest is payable on these mortgages at fixed rates ranging from 3.00% to 6.875%, with a weighted average interest rate of 3.98%. This compares to a weighted average interest rate of 4.03% as of September 30, 2019. As of September 30, 2020, the weighted average loan maturity of the Mortgage Notes Payable was 11.1 years. This compares to a weighted average loan maturity of the Mortgage Notes Payable of 11.3 years as of September 30, 2019.

As described in Note 3, during fiscal year ended September 30, 2020, we entered into five mortgages in connection with the acquisitions of properties in the Indianapolis, IN; Columbus, OH; Greensboro, NC; Salt Lake City, UT and Oklahoma City, OK MSA’s. These five mortgages consisted of one 10 year fully-amortizing mortgage loan, three 15 year fully-amortizing mortgage loans and one 18 year fully-amortizing mortgage loan. These five mortgage loans originally totaled $110.3 million, with an original weighted average mortgage loan maturity of 16.0 years with interest rates ranging from 3.00% to 4.27% resulting in a weighted average interest rate of 3.69%.

During the fiscal year ended September 30, 2020, we fully repaid two self-amortizing mortgage loans for our properties located in Augusta, GA and Huntsville, AL. These loans were at a weighted average interest rate of 5.52%.

During the fiscal year ended September 30, 2019, we fully repaid the mortgage loans for five of our properties located in Tampa, FL; Lebanon, TN; Hanahan, SC; Ft. Mill, SC and Denver, CO, totaling $12.5 million.

The following is a summary of our Fixed Rate Mortgage Notes Payable as of September 30, 2020 and 2019 (in thousands):

	9/30/20		9/30/19
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$807,371	3.98%	$752,916	4.03%

Debt Issuance Costs	$12,377		$11,733
Accumulated Amortization of Debt Issuance Costs	(4,513)		(3,745)
Unamortized Debt Issuance Costs	$7,864		$7,988

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$799,507		$744,928

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

The following is a summary of our mortgage notes payable by property at September 30, 2020 and 2019 (in thousands):

Property		Fixed Rate	Maturity Date	Balance 9/30/20	Balance 9/30/19
Augusta, GA (FDX Ground)	(1)	5.54%	02/01/20	$0	$102
Huntsville, AL	(1)	5.50%	04/01/20	0	140
Topeka, KS		6.50%	08/10/21	288	584
Streetsboro, OH (Cleveland)		5.50%	11/01/21	8,025	8,680
Kansas City, MO		5.18%	12/01/21	6,273	6,457
Olive Branch, MS (Memphis, TN)(Anda Pharmaceuticals, Inc.)		4.80%	04/01/22	6,259	6,927
Waco, TX		4.75%	08/01/22	3,613	3,931
Houston, TX		6.88%	09/10/22	1,102	1,643
Tolleson, AZ (Phoenix)		3.95%	11/01/22	2,010	2,882
Edwardsville, KS (Kansas City)(International Paper)		3.45%	11/01/23	7,627	8,421
Spring, TX (Houston)		4.01%	12/01/23	6,623	7,287
Memphis, TN		4.50%	01/01/24	3,304	4,202
Oklahoma City, OK (FDX Ground)		4.35%	07/01/24	2,341	2,890
Indianapolis, IN		4.00%	09/01/24	8,431	9,454
Frankfort, KY (Lexington)		4.84%	12/15/24	14,611	15,672
Carrollton, TX (Dallas)		6.75%	02/01/25	4,733	5,623
Altoona, PA	(2)	4.00%	10/01/25	2,426	2,848
Green Bay, WI	(2)	4.00%	10/01/25	1,971	2,311
Stewartville, MN (Rochester)	(2)	4.00%	10/01/25	1,578	1,852
Carlstadt, NJ (New York, NY)		5.25%	05/15/26	1,227	1,408
Roanoke, VA (FDX Ground)		3.84%	07/01/26	3,395	3,905
Livonia, MI (Detroit)		4.45%	12/01/26	4,973	5,649
Oklahoma City, OK (Amazon)		3.64%	12/01/27	17,369	18,206
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)		3.76%	10/01/28	18,042	19,917
Tulsa, OK		4.58%	11/01/28	1,413	1,552
Oklahoma City, OK (Bunzl)		4.13%	07/01/29	4,692	5,124
Lindale, TX (Tyler)		4.57%	11/01/29	4,827	5,242
Sauget, IL (St. Louis, MO)		4.40%	11/01/29	7,322	7,956
Jacksonville, FL (FDX Ground)		3.93%	12/01/29	13,854	15,072
Lancaster (Columbus), OH		3.47%	01/01/30	9,091	0
Imperial, PA (Pittsburgh)		3.63%	04/01/30	9,586	10,407
Monroe, OH (Cincinnati)	(3)	3.77%	04/01/30	6,107	6,626
Monroe, OH (Cincinnati)	(3)	3.85%	04/01/30	6,453	7,000
Greenwood, IN (Indianapolis) (Ulta)		3.91%	06/01/30	17,346	18,780
Ft. Worth, TX (Dallas)		3.56%	09/01/30	17,879	19,342
Concord, NC (Charlotte)		3.87%	12/01/30	15,449	16,654
Covington, LA (New Orleans)		4.08%	01/01/31	9,686	10,425
Burlington, WA (Seattle/Everett)		3.67%	05/01/31	15,471	16,635
Louisville, KY		3.74%	07/01/31	5,702	6,121
Colorado Springs, CO		3.90%	07/01/31	14,571	15,632
Davenport, FL (Orlando)		3.89%	09/01/31	20,788	22,274
Olathe, KS (Kansas City)		3.96%	09/01/31	17,513	18,759
Hamburg, NY (Buffalo)		4.03%	11/01/31	18,770	20,075
Ft. Myers, FL		3.97%	01/01/32	11,707	12,510
Savannah, GA (Shaw)		3.53%	02/01/32	28,324	30,304
Walker, MI (Grand Rapids)		3.86%	05/01/32	17,219	18,365
Mesquite, TX (Dallas)		3.60%	07/01/32	27,350	29,171
Aiken, SC (Augusta, GA)		4.20%	07/01/32	12,861	13,683
Homestead, FL (Miami)		3.60%	07/01/32	20,616	21,989
Mobile, AL		4.14%	07/01/32	16,728	17,802
Concord, NC (Charlotte)		3.80%	09/01/32	22,067	23,492
Kenton, OH		4.45%	10/01/32	10,247	10,874
Stow, OH		4.17%	10/01/32	10,809	11,484
Charleston, SC (FDX)		4.23%	12/01/32	12,222	12,968
Daytona Beach, FL		4.25%	05/31/33	17,219	18,224
Charleston, SC (FDX Ground)		3.82%	09/01/33	26,794	28,356

Property	Fixed Rate	Maturity Date	Balance 9/30/20	Balance 9/30/19
Braselton, GA (Atlanta)	4.02%	10/01/33	$35,856	$37,898
Buckner, KY (Louisville)	4.17%	11/01/33	13,796	14,566
Trenton, NJ	4.13%	11/01/33	49,955	52,759
Savannah, GA (FDX Ground)	4.40%	12/01/33	16,001	16,872
Lafayette, IN	4.25%	08/01/34	16,101	16,932
Whitsett (Greensboro), NC	3.10%	06/01/35	29,902	0
Ogden (Salt Lake City), UT	3.18%	06/01/35	8,251	0
Oklahoma City, OK (Amazon)	3.00%	10/01/35	9,750	0
Greenwood (Indianapolis), IN (Amazon II)	4.27%	11/01/37	50,855	0
Total Mortgage Notes Payable			$807,371	$752,916

(1)	Loan was paid in full during fiscal 2020.
(2)	One self-amortizing loan is secured by Altoona, PA, Green Bay, WI and Stewartville (Rochester), MN.
(3)	Two self-amortizing loans secured by same property.

Principal on the foregoing debt at September 30, 2020 is scheduled to be paid as follows (in thousands):

Year Ending September 30,	2021	$60,742
	2022	83,150
	2023	62,095
	2024	75,378
	2025	69,611
	Thereafter	456,395
		$807,371

Loans Payable:

BMO Capital Markets

The $75.0 million Loans Payable represents our unsecured term loan (the “Term Loan”). On November 15, 2019, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million Term Loan, resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.61%. As of the fiscal yearend and currently, we do not have any amount drawn down under our Revolver, resulting in the full $225.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

Margin Loans

From time to time we use a margin loan for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% and 2.50% as of September 30, 2020 and 2019, respectively, and is currently 0.75%. At September 30, 2020 and 2019, there were no amounts drawn down under the margin loan.

For the three fiscal years ended September 30, 2020, 2019 and 2018, amortization of financing costs included in interest expense was $1.4 million, $1.3 million and $1.2 million, respectively.

NOTE 8 - OTHER LIABILITIES

Other liabilities consist of the following as of September 30 (in thousands):

	9/30/20	9/30/19
Rent paid in advance	$10,167	$9,343
Unearned reimbursement revenue	6,208	5,385
Interest Rate Swap, Market Value	4,368	0
Tenant security deposits	1,326	691
Deferred Straight Line Rent	972	1,340
Other	632	648
Total	$23,673	$17,407

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

Stock Options

During fiscal 2020, one employee was granted options to purchase 65,000 shares. During fiscal 2019, thirteen employees were granted options to purchase 450,000 shares. During fiscal 2018, one employee was granted options to purchase 65,000 shares. The fair value of these options that were issued during the fiscal years 2020, 2019 and 2018 was $81,000, $528,000, and $120,000. The value of these options was determined based on the assumptions below and is being amortized over a one-year vesting period. For the fiscal years ended September 30, 2020, 2019 and 2018, amounts charged to compensation expense related to stock options totaled $154,000, $464,000 and $168,000, respectively. The remaining unamortized stock option expense was $20,000 as of September 30, 2020 which will be expensed in fiscal 2021.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2020, 2019 and 2018:

	2020	2019	2018
Dividend yield	4.67%	5.03%	3.82%
Expected volatility	18.40%	17.17%	16.45%
Risk-free interest rate	1.76%	2.88%	2.37%
Expected lives (years)	8	8	8
Estimated forfeitures	0	0	0

A summary of the status of our stock option plan as of September 30, 2020, 2019 and 2018 is as follows (shares in thousands):

		2020		2019		2018
	2020 Shares	Weighted Average Exercise Price	2019 Shares	Weighted Average Exercise Price	2018 Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,080	$12.95	695	$12.17	670	$11.75
Granted	65	14.55	450	13.53	65	17.80
Exercised	(95)	10.69	(65)	8.72	(40)	14.24
Expired/Forfeited	(100)	13.97	0	0	0	0
Outstanding at end of year	950	13.17	1,080	12.95	695	12.17

Exercisable at end of year	885		630		630

Weighted average fair value of options granted during the year		$1.24		$1.17		$1.84

The following is a summary of stock options outstanding as of September 30, 2020:

Date of Grant	Number of Grants	Number of Shares (in thousands)	Option Price	Expiration Date
01/03/13	1	65	$10.46	01/03/21
01/03/14	1	65	$8.94	01/03/22
01/05/15	1	65	$11.16	01/05/23
01/05/16	1	65	$10.37	01/05/24
12/09/16	6	120	$14.24	12/09/24
01/04/17	1	65	$15.04	01/04/25
01/03/18	1	65	$17.80	01/03/26
12/10/18	10	310	$13.64	12/10/26
01/10/19	1	65	$12.86	01/10/27
01/13/20	1	65	$14.55	01/13/28
		950

The aggregate intrinsic value of options outstanding as of September 30, 2020, 2019 and 2018 was $1.1 million, $1.8 million and $3.2 million, respectively. The intrinsic value of options exercised in fiscal years 2020, 2019 and 2018 was $381,000, $267,000, and $141,000, respectively. The weighted average remaining contractual term of the above options was 4.5, 5.1 and 4.3 years as of September 30, 2020, 2019 and 2018, respectively.

Unrestricted Stock

Effective September 12, 2017, a portion of our quarterly directors’ fee was paid with our unrestricted common stock. During fiscal 2020, 5,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $13.44 per share. During fiscal 2019, 5,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $13.58 per share. During fiscal 2018, 4,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $16.10 per share.

Restricted Stock

During fiscal 2020, there were no shares of restricted stock awarded under our Plan. During fiscal 2019, we awarded 25,000 shares of restricted stock to one participant under our Plan. During fiscal 2018, we awarded 12,500 shares of restricted stock to one participant under our Plan. The grant date fair value of restricted stock grants awarded to participants was $0, $386,000 and $206,000 in fiscal 2020, 2019 and 2018, respectively. These grants vest in equal installments over five years. As of September 30, 2020, there remained a total of $381,000 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the Plan and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.7 years. For the fiscal years ended September 30, 2020, 2019 and 2018, amounts charged to compensation expense related to restricted stock grants totaled $235,000, $258,000 and $207,000, respectively.

A summary of the status of our non-vested restricted stock awards as of September 30, 2020, 2019 and 2018 are presented below (shares in thousands):

		2020		2019		2018
	2020 Shares	Weighted Average Grant Date Fair Value	2019 Shares	Weighted Average Grant Date Fair Value	2018 Shares	Weighted Average Grant Date Fair Value

Non-vested at beginning of year	77	$13.94	78	$13.18	90	$12.15
Granted	0	0	25	15.45	13	16.47
Dividend Reinvested Shares	4	12.89	5	13.11	4	15.42
Vested	(35)	(14.37)	(31)	(14.33)	(29)	(16.99)
Forfeited	0	0	0	0	0	0
Non-vested at end of year	46	$15.02	77	$13.94	78	$13.18

As of September 30, 2020, there were 1.2 million shares available for grant under the Plan.

NOTE 10 - INCOME FROM LEASES

We derive income primarily from operating leases on our commercial properties. At September 30, 2020, we held investments in 119 properties totaling 23.4 million square feet with an overall occupancy rate of 99.4%. In general, these leases are written for periods up to 10 years or more with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. As of September 30, 2020, we had a weighted average lease maturity of 7.1 years and our average annualized rent per occupied square foot was $6.36. Approximate minimum base rents due under non-cancellable leases as of September 30, 2020 are scheduled as follows (in thousands):

Fiscal Year	Amount
2021	$144,172
2022	139,133
2023	133,704
2024	122,118
2025	110,767
thereafter	484,620
Total	$1,134,514

NOTE 11 - RELATED PARTY TRANSACTIONS

Four of our 13 directors are also directors and shareholders of UMH. As of September 30, 2020 we held common and preferred stock of UMH in our securities portfolio. See Note 6 for current holdings. During fiscal 2020, we made total purchases of 71,000 common shares of UMH for a total cost of $923,000, or a weighted average cost of $13.02 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. We owned a total of 1.3 million shares of UMH’s common stock as of September 30, 2020 at a total cost of $13.9 million and a fair value of $18.0 million representing 3.2% of the outstanding common shares of UMH. In addition, as of September 30, 2020, we owned 100,000 shares of UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock at a total cost of $2.5 million with a fair value of $2.5 million. Subsequent to fiscal yearend 2020, UMH redeemed all their 8.00% Series B Cumulative Redeemable Preferred Stock at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends. The total unrealized gain on our investment in UMH’s common and preferred stock as of September 30, 2020 was $4.1 million. During fiscal 2020, UMH made total purchases of 100,000 of our common shares through our DRIP for a total cost of $1.3 million, or a weighted average cost of $12.76 per share.

As of September 30, 2020, we had 14 full-time employees. Our Chairman of the Board is also the Chairman of the Board of UMH. Other than our Chairman of the Board, we do not share any employees with UMH.

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

Federal Excise Tax

We do not have a Federal excise tax liability for the calendar years 2020, 2019 and 2018, since we intend to or have distributed all of our annual Federal taxable net income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles Net Income (Loss) Attributable to common shares to taxable income for the years ended September 30, 2020, 2019 and 2018 (in thousands):

	2020 Estimated (unaudited)	2019 Actual	2018 Actual
Net Income (Loss) Attributable to Common Shareholders	$(48,617)	$11,026	$38,815
Book / tax difference on gains realized from capital transactions	0	0	(7,596)
Stock compensation expense	452	784	434
Unrealized Holding (Gain)/Loss Arising During the Period	77,381	24,680	0
Other book / tax differences, net	228	526	(1,039)
Taxable income before adjustments	29,444	37,016	30,614
Add: Capital gains (losses)	(5,000)	(4,967)	7,996
Estimated taxable income subject to 90% dividend requirement	$24,444	$32,049	$38,610

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2020, 2019 and 2018 (in thousands):

	2020 Estimated (unaudited)	2019 Actual	2018 Actual
Cash dividends paid	$66,438	$63,742	$53,586
Less: Portion designated capital gains distribution	5,000	4,967	(7,996)
Less: Return of capital	(41,360)	(56,373)	(14,976)
Estimated dividends paid deduction	$30,078	$12,336	$30,614

NOTE 13 - SHAREHOLDERS’ EQUITY

Our authorized stock as of September 30, 2020 consisted of 200.0 million shares of common stock, of which 98.1 million shares were issued and outstanding, 21.9 million authorized shares of 6.125% Series C Preferred Stock, of which 18.9 million shares were issued and outstanding, and 200.0 million authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

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

Amounts received in connection with the DRIP and shares issued in connection with the DRIP for the fiscal years ended September 30, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Amounts received (1)	$26,411	$73,965	$90,029
Less: Dividend reinvestments	7,596	16,886	12,928
Amounts received, net	$18,815	$57,079	$77,101

Number of Shares Issued	1,956	5,601	5,816

(1)	Optional cash payments must be not less than $500 per payment nor more than $1,000 unless a request for a waiver has been accepted by us. We have not granted any waivers since March 2020.

The following cash distributions were paid to common shareholders during the years ended September 30, 2020, 2019 and 2018 (in thousands):

	2020		2019		2018
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share
December 31	$16,486	$0.17	$15,570	$0.17	$13,017	$0.17
March 31	16,654	0.17	15,825	0.17	13,303	0.17
June 30	16,641	0.17	16,064	0.17	13,523	0.17
September 30	16,657	0.17	16,283	0.17	13,743	0.17
	$66,438	$0.68	$63,742	$0.68	$53,586	$0.68

On October 1, 2015, our Board of Directors approved a 6.7% increase in our quarterly common stock dividend, raising it to $0.16 per share from $0.15 per share. This represented an annualized dividend rate of $0.64 per share. On October 2, 2017, our Board of Directors approved a 6.3% increase in our quarterly common stock dividend, raising it to $0.17 per share from $0.16 per share. This represents an annualized dividend rate of $0.68 per share. These two dividend raises represent a total increase of 13%. We have maintained or increased our common stock cash dividend for 29 consecutive years. On October 1, 2020, our Board of Directors approved a cash dividend of $0.17 per share, to be paid on December 15, 2020, to shareholders of record at the close of business on November 16, 2020. This represents an annualized dividend rate of $0.68 per share.

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

On February 6, 2020, we entered into an Equity Distribution Agreement (Common Stock ATM Program) with BMO Capital Markets Corp., B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (together the “Distribution Agents”) under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate sales price of up to $150.0 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Agreement, if any, will be in “at the market offerings.” We implemented the Common Stock ATM program for the flexibility that it provides to opportunistically access the capital markets and to best time our equity capital needs as we close on acquisitions. To date, we have not raised any equity though our Common Stock Equity Program.

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

On June 29, 2017, we entered into a Preferred Stock At-The-Market Sales Agreement Program with B. Riley Securities, Inc. (formerly B. Riley FBR, Inc. or B. Riley & Co., LLC or FBR Capital Markets & Co.), that provided for the offer and sale of shares of our 6.125% Series C Preferred Stock, having an aggregate sales price of up to $100.0 million. On August 2, 2018, we replaced this program with a new Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $96.5 million, with $28.5 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on June 29, 2017. On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018. Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through September 30, 2020, we sold 10.5 million shares under these programs at a weighted average price of $24.92 per share, and generated net proceeds, after offering expenses, of $256.4 million, of which 5.0 million shares were sold during the fiscal year ended September 30, 2020 at a weighted average price of $25.04 per share, and generated net proceeds, after offering expenses, of $122.4 million. As of September 30, 2020, there was $36.3 million remaining that may be sold under the Preferred Stock ATM Program.

As of September 30, 2020, 18.9 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

Subsequent to September 30, 2020, through November 23, 2020, we sold 1.4 million shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $24.92 per share, and realized net proceeds, after offering expenses, of $35.0 million.

We have been and we intend to continue to use the proceeds raised through the Preferred Stock ATM Program to purchase properties and fund expansions of our existing properties in the ordinary course of business and for general corporate purposes.

Our Board of Directors has authorized and we have paid the following dividends on our 6.125% Series C Preferred Stock for the fiscal years ended September 30, 2020, 2019 and 2018 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/1/19	11/15/19	12/16/19	$5,873	$0.3828125
1/16/20	2/18/20	3/16/20	6,572	0.3828125
4/1/20	5/15/20	6/15/20	6,583	0.3828125
7/1/20	8/17/20	9/15/20	6,811	0.3828125
			$25,839	$1.53125

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/1/18	11/15/18	12/17/18	$4,415	$0.3828125
1/16/19	2/15/19	3/15/19	4,424	0.3828125
4/2/19	5/15/19	6/17/19	4,681	0.3828125
7/1/19	8/15/19	9/16/19	4,945	0.3828125
			$18,465	$1.53125

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/2/17	11/15/17	12/15/17	$4,081	$0.3828125
1/16/18	2/15/18	3/15/18	4,221	0.3828125
4/2/18	5/15/18	6/15/18	4,248	0.3828125
7/2/18	8/15/18	9/17/18	4,327	0.3828125
			$16,877	$1.53125

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

On October 1, 2020, our Board of Directors declared a quarterly dividend for the period September 1, 2020 through November 30, 2020, of $0.3828125 per share to be paid December 15, 2020 to shareholders of record as of the close of business on November 16, 2020.

Repurchase of Common Stock

On January 16, 2019, our Board of Directors authorized a $40.0 million increase to our previously announced $10.0 million Common Stock Repurchase Program (the “Program”), bringing the total available under the Program to $50.0 million. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. On January 16, 2020, our Board of Directors reaffirmed the Program that authorizes us to purchase up to $50.0 million of shares of our common stock. Under the Program, during March and April of fiscal 2020, we repurchased 400,000 shares of our common stock for $4.3 million at an average price of $10.69 per share. These are the only repurchases made under the Program to date and we may elect not to repurchase any additional common stock in the future. The remaining maximum dollar value that may be purchased under the Repurchase Program as of September 30, 2020 is $45.7 million.

NOTE 14 - FAIR VALUE MEASUREMENTS

We follow ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale and an interest rate swap agreement. Our financial assets consist mainly of marketable REIT securities. The fair value of these certain financial assets was determined using the following inputs at September 30, 2020 and 2019 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020:
Securities available for sale	$108,832	$108,832	$0	$0
Interest Rate Swap	(4,368)	0	(4,368)	0
Total	$104,464	$108,832	$(4,368)	$0

September 30, 2019:
Securities available for sale	$185,250	$185,250	$0	$0

In addition to our investments in Securities Available for Sale at Fair Value and our interest rate swap agreement, we are required to disclose certain information about fair values of our other financial instruments. Estimates of fair value are made at a specific point in time based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. For a portion of our other financial instruments, no quoted market value exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside of our control). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties; future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. The use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At September 30, 2020, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $861.5 million and the carrying value amounted to $807.4 million. When we acquired a property, we allocate purchase price based upon relative fair value of all the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements were estimated based on independent third-party appraisals and fell within level 3 of the fair value hierarchy.

NOTE 15 - CASH FLOW

During fiscal years 2020, 2019 and 2018, we paid cash for interest of $35.0 million, $35.9 million and $31.3 million, respectively.

During fiscal years 2020, 2019 and 2018, we had $7.6 million, $16.9 million and $12.9 million, respectively, of dividends which were reinvested that required no cash transfers.

NOTE 16 – CONTINGENCIES, COMMITMENTS AND LEGAL MATTERS

From time to time, we can be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on our consolidated balance sheet or results of operations.

We have entered into agreements to purchase six, new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Georgia, Ohio, Tennessee and Vermont, totaling 2.4 million square feet. These future acquisitions have net-leased terms ranging from 10 to 20 years with a weighted average lease term of 15.3 years. The total purchase price for these six properties is $338.4 million. Four of these six properties, consisting of an aggregate of 1.2 million square feet, or 50% of the total leasable area, are leased to FedEx Ground Package System, Inc. All six properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing five of these transactions during fiscal 2021 and one during fiscal 2022. In connection with three of these six properties, we have entered into commitments to obtain three separate fully-amortizing mortgage loans totaling $139.5 million with fixed interest rates ranging from 2.62% to 3.25% with a weighted average fixed interest rate of 2.99%. The three loans have terms ranging from 15 to 17 years with a weighted average term of 15.8 years.

We now have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway and one parking expansion project recently completed subsequent to the fiscal yearend on November 5, 2020. These six projects plus the recently completed project are expected to cost approximately $20.1 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at ten additional locations bringing the total potential parking lot expansion projects to 17 currently. The parking expansion project that was completed on November 5, 2020 was at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. The expansion resulted in a $349,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2,210,000 to $2,559,000.

Our headquarters is located within the Bell Works complex in Holmdel, NJ and comprises 13,000 square feet of office space and is leased for 10.3 years through December 2029 with two, five-year extension options at fair market rent, as defined in the lease agreement. Initial annual rent when the lease commenced in September 2019 was at a rate of $410,000 or $31.00 per square foot, with 2% annual escalations. The base rent includes our proportionate share of real estate taxes and common area maintenance and we are responsible for increases in real estate taxes and common area maintenance above our 2019 base year actual amounts. In addition, we received four months of free rent and a tenant improvement allowance of $48.00 per square foot.

NOTE 17 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

Effective October 1, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease, which was to expire in 1.2 years on November 30, 2021. We simultaneously entered into 10.4 year lease agreement with United Parcel Service, Inc. (UPS) which became effective November 1, 2020. The lease agreement with UPS provides for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot, will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease, which expires March 31, 2031. This compares to the former U.S GAAP straight-line rent of $7.65 per square foot and former cash rent of $8.19 per square foot, resulting in a decrease of 5.8% on a U.S GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provides for an additional 9.3 years of lease term versus the old lease with Cardinal Health.

As discussed in Note 16, we completed a parking expansion project on November 5, 2020 at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. The expansion resulted in a $349,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2,210,000 to $2,559,000.

Subsequent to September 30, 2020, through November 23, 2020, we sold 1.4 million shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program at a weighted average price of $24.92 per share, and realized net proceeds, after offering expenses, of $35.0 million.

On October 1, 2020, our Board of Directors declared a dividend of $0.17 per share to be paid December 15, 2020 to common shareholders of record as of the close of business on November 16, 2020.

On October 1, 2020, our Board of Directors declared a dividend of $0.3828125 per share to be paid December 15, 2020 to the 6.125% Series C Preferred shareholders of record as of the close of business on November 16, 2020.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED (in thousands)

FISCAL 2020	12/31/19	3/31/20	6/30/20	9/30/20
Rental and Reimbursement Revenue	$41,700	$41,707	$41,775	$42,635
Total Expenses	22,469	21,301	21,295	21,584
Unrealized Holding Gains (Losses) Arising During the Periods (1)	(3,635)	(83,075)	19,610	(10,280)
Other Income (Expense) (1)	(9,606)	(88,721)	12,979	(17,963)
Net Income (Loss) (1)	9,625	(68,314)	33,458	3,088
Net Income (Loss) per diluted share (1)	$0.10	$(0.70)	$0.34	$0.03
Net Income (Loss) Attributable to Common Shareholders (1)	3,528	(75,078)	26,850	(3,917)
Net Income (Loss) Attributable to Common Shareholders per diluted share (1)	$0.04	$(0.77)	$0.27	$(0.04)

FISCAL 2019	12/31/18	3/31/19	6/30/19	9/30/19
Rental and Reimbursement Revenue	$38,222	$38,381	$38,548	$39,670
Total Expenses	18,901	19,565	19,721	20,410
Unrealized Holding Gains (Losses) Arising During the Periods (1)	(42,627)	15,568	(11,609)	13,988
Other Income (Expense) (1)	(47,264)	9,485	(17,198)	8,553
Net Income (Loss) (1)	(27,943)	28,301	1,628	27,814
Net Income (Loss) per diluted share (1)	$(0.31)	$0.30	$0.02	$0.29
Net Income (Loss) Attributable to Common Shareholders (1)	(32,364)	23,821	(3,121)	22,690
Net Income (Loss) Attributable to Common Shareholders per diluted share (1)	$(0.36)	$0.26	$(0.03)	$0.24

(1)	Effective October 1, 2018, we adopted ASU 2016-01. This new accounting standard requires unrealized gains or losses on our securities investments to flow through our income statement.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2020

(in thousands)

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Industrial Buildings
Monaca (Pittsburgh), PA	$0	$402	$878	$6,673
Ridgeland (Jackson), MS	0	218	1,234	1,285
Urbandale (Des Moines), IA	0	310	1,758	476
Richland (Jackson), MS	0	211	1,195	495
O’Fallon (St. Louis), MO	0	264	3,302	684
Fayetteville, NC	0	172	4,468	815
Schaumburg (Chicago), IL	0	1,040	3,694	713
Burr Ridge (Chicago), IL	0	270	1,237	200
Romulus (Detroit), MI	0	531	3,654	764
Liberty (Kansas City), MO	0	724	6,498	577
Omaha, NE	0	1,170	4,426	368
Charlottesville, VA	0	1,170	2,845	447
Jacksonville, FL (FDX)	0	1,165	4,668	751
West Chester Twp. (Cincinnati), OH	0	695	3,342	1,697
Mechanicsville (Richmond), VA	0	1,160	6,413	254
St. Joseph, MO	0	800	11,754	844
Newington (Hartford), CT	0	410	2,961	136
Cudahy (Milwaukee), WI	0	980	5,051	3,776
Beltsville (Washington, DC), MD	0	3,200	5,959	5,353
Carlstadt (New York, NY), NJ	1,227	1,194	3,646	457
Granite City (St. Louis, MO), IL	0	340	12,047	311
Winston-Salem, NC	0	980	5,610	674
Elgin (Chicago), IL	0	1,280	5,529	373
Cheektowaga (Buffalo), NY	0	4,797	3,884	2,280
Tolleson (Phoenix), AZ	2,010	1,316	13,329	2,179
Edwardsville (Kansas City), KS (Carlisle Tire)	0	1,185	5,815	283
Wheeling (Chicago), IL	0	5,112	9,187	4,694
Richmond, VA	0	446	3,911	733
Tampa, FL (FDX Ground)	0	5,000	12,660	2,085
Montgomery (Chicago), IL	0	2,000	9,226	77
Denver, CO	0	1,150	3,890	1,334
Hanahan (Charleston), SC (SAIC)	0	1,129	11,831	1,503
Hanahan (Charleston), SC (Amazon)	0	930	3,426	4,947
Augusta, GA (FDX Ground)	0	614	3,026	1,723
Tampa, FL (Tampa Bay Grand Prix)	0	1,867	3,685	126
Huntsville, AL	0	748	2,724	3,190
Augusta, GA (FDX)	0	380	1,401	203
Lakeland, FL	0	261	1,621	161
El Paso, TX	0	3,225	4,514	4,692
Richfield (Cleveland), OH	0	2,677	7,198	6,572
Tampa, FL (FDX)	0	2,830	4,705	366
Griffin (Atlanta), GA	0	760	13,692	630
Roanoke, VA (CHEP USA)	0	1,853	4,816	794
Orion, MI	0	4,650	13,053	5,238
Chattanooga, TN	0	300	4,465	604
Bedford Heights (Cleveland), OH	0	990	4,894	1,420
Punta Gorda, FL	0	0	4,105	29
Cocoa, FL	0	1,881	8,624	3,622
Orlando, FL	0	2,200	6,134	476
Topeka, KS	288	0	3,680	0
Memphis, TN	3,304	1,235	13,380	1,478
Houston, TX	1,102	1,661	6,320	210
Carrollton (Dallas), TX	4,733	1,500	16,240	755

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2020

(in thousands)

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Ft. Mill (Charlotte, NC), SC	$0	$1,747	$10,045	$5,272
Lebanon (Nashville), TN	0	2,230	11,985	0
Rockford, IL (Sherwin-Williams Co.)	0	1,100	4,440	11
Edinburg, TX	0	1,000	6,414	4,625
Streetsboro (Cleveland), OH	8,025	1,760	17,840	0
Corpus Christi, TX	0	0	4,765	43
Halfmoon (Albany), NY	0	1,190	4,336	201
Lebanon (Cincinnati), OH	0	240	4,176	139
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	6,259	800	13,750	0
Oklahoma City, OK (FDX Ground)	2,341	1,410	8,043	3,172
Waco, TX	3,613	1,350	7,383	3,818
Livonia (Detroit), MI	4,973	320	13,380	180
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	18,042	2,550	24,819	9,546
Roanoke, VA (FDX Ground)	3,395	1,740	8,460	0
Green Bay, WI	1,971	590	5,979	0
Stewartville (Rochester), MN	1,578	900	4,320	4
Tulsa, OK	1,413	790	2,910	48
Buckner (Louisville), KY	13,796	2,280	24,353	175
Edwardsville (Kansas City), KS (International Paper)	7,627	2,750	15,335	209
Altoona, PA	2,426	1,200	7,790	33
Spring (Houston), TX	6,623	1,890	13,391	4,048
Indianapolis, IN	8,431	3,746	20,446	1,312
Sauget (St. Louis, MO), IL	7,322	1,890	13,310	5
Lindale (Tyler), TX	4,827	540	9,390	36
Kansas City, MO	6,273	1,000	8,600	403
Frankfort (Lexington), KY	14,611	1,850	26,150	0
Jacksonville, FL (FDX Ground)	13,854	6,000	24,646	280
Monroe (Cincinnati), OH	12,560	1,800	11,137	8,640
Greenwood (Indianapolis), IN (Ulta)	17,346	2,250	35,235	280
Ft. Worth (Dallas), TX	17,879	8,200	27,101	318
Cincinnati, OH	0	800	5,950	0
Rockford, IL (Collins Aerospace Systems)	0	480	4,620	0
Concord (Charlotte), NC	15,449	4,305	27,671	1,078
Covington (New Orleans), LA	9,686	2,720	15,690	16
Imperial (Pittsburgh), PA	9,586	3,700	16,250	14
Burlington (Seattle/Everett), WA	15,471	8,000	22,211	160
Colorado Springs, CO	14,571	2,150	26,350	820
Louisville, KY	5,702	1,590	9,714	0
Davenport (Orlando), FL	20,788	7,060	30,721	304
Olathe (Kansas City), KS	17,513	2,350	29,387	89
Hamburg (Buffalo), NY	18,770	1,700	33,150	282
Ft. Myers, FL	11,707	2,486	18,400	798
Walker (Grand Rapids), MI	17,219	4,034	27,621	0
Mesquite (Dallas), TX	27,350	6,248	43,632	0
Aiken (Augusta, GA), SC	12,861	1,362	19,678	0
Homestead (Miami), FL	20,616	4,427	33,446	39
Oklahoma City, OK (Bunzl)	4,692	845	7,883	0
Concord (Charlotte), NC	22,067	4,307	35,736	0
Kenton, OH	10,247	855	17,027	849
Stow, OH	10,809	1,430	17,504	0
Charleston, SC (FDX)	12,222	4,639	16,848	32
Oklahoma City, OK (Amazon)	17,369	1,618	28,260	0

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2020

(in thousands)

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Savannah, GA (Shaw)	$28,324	$4,405	$51,621	$0
Daytona Beach, FL	17,219	3,120	26,855	306
Mobile, AL	16,728	2,480	30,572	0
Charleston, SC (FDX Ground)	26,794	7,103	39,473	0
Braselton (Atlanta), GA	35,856	13,965	46,262	0
Trenton, NJ	49,955	8,336	75,652	0
Savannah, GA (FDX Ground)	16,001	3,441	24,091	0
Lafayette, IN	16,101	2,802	22,277	0
Greenwood (Indianapolis), IN (Amazon)	50,855	4,839	74,525	0
Lancaster (Columbus), OH	9,091	959	16,599	0
Whitsett (Greensboro), NC	29,902	2,735	43,976	0
Ogden (Salt Lake City), UT	8,251	1,287	11,380	0
Oklahoma City, OK (Amazon II)	9,750	1,378	13,584	0
Shopping Center
Somerset, NJ	0	34	637	2,468
Vacant Land
Shelby County, TN	0	11	0	0
	$807,371	$250,497	$1,662,787	$130,580

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2020

(in thousands)

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2020
Description	Land	Bldg & Imp	Total

Industrial Buildings
Monaca (Pittsburgh), PA	$402	$7,551	$7,953
Ridgeland (Jackson), MS	218	2,519	2,737
Urbandale (Des Moines), IA	310	2,234	2,544
Richland (Jackson), MS	211	1,690	1,901
O’Fallon (St. Louis), MO	264	3,986	4,250
Fayetteville, NC	172	5,283	5,455
Schaumburg (Chicago), IL	1,040	4,407	5,447
Burr Ridge (Chicago), IL	270	1,437	1,707
Romulus (Detroit), MI	531	4,418	4,949
Liberty (Kansas City), MO	724	7,075	7,799
Omaha, NE	1,170	4,794	5,964
Charlottesville, VA	1,170	3,292	4,462
Jacksonville, FL (FDX)	1,165	5,419	6,584
West Chester Twp. (Cincinnati), OH	695	5,039	5,734
Mechanicsville (Richmond), VA	1,160	6,667	7,827
St. Joseph, MO	800	12,598	13,398
Newington (Hartford), CT	410	3,097	3,507
Cudahy (Milwaukee), WI	980	8,827	9,807
Beltsville (Washington, DC), MD	3,200	11,312	14,512
Carlstadt (New York, NY), NJ	1,194	4,103	5,297
Granite City (St. Louis, MO), IL	340	12,358	12,698
Winston-Salem, NC	980	6,284	7,264
Elgin (Chicago), IL	1,280	5,902	7,182
Cheektowaga (Buffalo), NY	4,797	6,164	10,961
Tolleson (Phoenix), AZ	1,316	15,508	16,824
Edwardsville (Kansas City), KS (Carlisle Tire)	1,185	6,098	7,283
Wheeling (Chicago), IL	5,112	13,881	18,993
Richmond, VA	446	4,644	5,090
Tampa, FL (FDX Ground)	5,000	14,745	19,745
Montgomery (Chicago), IL	2,000	9,303	11,303
Denver, CO	1,150	5,224	6,374
Hanahan (Charleston), SC (SAIC)	1,129	13,334	14,463
Hanahan (Charleston), SC (Amazon)	930	8,373	9,303
Augusta, GA (FDX Ground)	614	4,749	5,363
Tampa, FL (Tampa Bay Grand Prix)	1,867	3,811	5,678
Huntsville, AL	748	5,914	6,662
Augusta, GA (FDX)	380	1,604	1,984
Lakeland, FL	261	1,782	2,043
El Paso, TX	3,225	9,206	12,431
Richfield (Cleveland), OH	2,677	13,770	16,447
Tampa, FL (FDX)	2,830	5,071	7,901
Griffin (Atlanta), GA	760	14,322	15,082
Roanoke, VA (CHEP USA)	1,853	5,610	7,463
Orion, MI	4,650	18,291	22,941
Chattanooga, TN	300	5,069	5,369
Bedford Heights (Cleveland), OH	990	6,314	7,304
Punta Gorda, FL	0	4,134	4,134
Cocoa, FL	1,881	12,246	14,127
Orlando, FL	2,200	6,610	8,810
Topeka, KS	0	3,680	3,680
Memphis, TN	1,235	14,858	16,093
Houston, TX	1,661	6,530	8,191
Carrollton (Dallas), TX	1,500	16,995	18,495

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2020

(in thousands)

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2020
Description	Land	Bldg & Imp	Total

Ft. Mill (Charlotte, NC), SC	$1,747	$15,317	$17,064
Lebanon (Nashville), TN	2,230	11,985	14,215
Rockford, IL (Sherwin-Williams Co.)	1,100	4,451	5,551
Edinburg, TX	1,000	11,039	12,039
Streetsboro (Cleveland), OH	1,760	17,840	19,600
Corpus Christi, TX	0	4,808	4,808
Halfmoon (Albany), NY	1,190	4,537	5,727
Lebanon (Cincinnati), OH	240	4,315	4,555
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	800	13,750	14,550
Oklahoma City, OK (FDX Ground)	1,410	11,215	12,625
Waco, TX	1,350	11,201	12,551
Livonia (Detroit), MI	320	13,560	13,880
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	2,550	34,365	36,915
Roanoke, VA (FDX Ground)	1,740	8,460	10,200
Green Bay, WI	590	5,979	6,569
Stewartville (Rochester), MN	900	4,324	5,224
Tulsa, OK	790	2,958	3,748
Buckner (Louisville), KY	2,280	24,528	26,808
Edwardsville (Kansas City), KS (International Paper)	2,750	15,544	18,294
Altoona, PA	1,200	7,823	9,023
Spring (Houston), TX	1,890	17,439	19,329
Indianapolis, IN	3,746	21,758	25,504
Sauget (St. Louis, MO), IL	1,890	13,315	15,205
Lindale (Tyler), TX	540	9,426	9,966
Kansas City, MO	1,000	9,003	10,003
Frankfort (Lexington), KY	1,850	26,150	28,000
Jacksonville, FL (FDX Ground)	6,000	24,926	30,926
Monroe (Cincinnati), OH	1,800	19,777	21,577
Greenwood (Indianapolis), IN (Ulta)	2,250	35,515	37,765
Ft. Worth (Dallas), TX	8,200	27,419	35,619
Cincinnati, OH	800	5,950	6,750
Rockford, IL (Collins Aerospace Systems)	480	4,620	5,100
Concord (Charlotte), NC	4,305	28,749	33,054
Covington (New Orleans), LA	2,720	15,706	18,426
Imperial (Pittsburgh), PA	3,700	16,264	19,964
Burlington (Seattle/Everett), WA	8,000	22,371	30,371
Colorado Springs, CO	2,150	27,170	29,320
Louisville, KY	1,590	9,714	11,304
Davenport (Orlando), FL	7,060	31,025	38,085
Olathe (Kansas City), KS	2,350	29,476	31,826
Hamburg (Buffalo), NY	1,700	33,432	35,132
Ft. Myers, FL	2,486	19,198	21,684
Walker (Grand Rapids), MI	4,034	27,621	31,655
Mesquite (Dallas), TX	6,248	43,632	49,880
Aiken (Augusta, GA), SC	1,362	19,678	21,040
Homestead (Miami), FL	4,427	33,485	37,912
Oklahoma City, OK (Bunzl)	845	7,883	8,728
Concord (Charlotte), NC	4,307	35,736	40,043
Kenton, OH	855	17,876	18,731
Stow, OH	1,430	17,504	18,934
Charleston, SC (FDX)	4,639	16,880	21,519
Oklahoma City, OK (Amazon)	1,618	28,260	29,878

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2020

(in thousands)

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2020
Description	Land	Bldg & Imp	Total

Savannah, GA (Shaw)	$4,405	$51,621	$56,026
Daytona Beach, FL	3,120	27,161	30,281
Mobile, AL	2,480	30,572	33,052
Charleston, SC (FDX Ground)	7,103	39,473	46,576
Braselton (Atlanta), GA	13,965	46,262	60,227
Trenton, NJ	8,336	75,652	83,988
Savannah, GA (FDX Ground)	3,441	24,091	27,532
Lafayette, IN	2,802	22,277	25,079
Greenwood (Indianapolis), IN (Amazon)	4,839	74,525	79,364
Lancaster (Columbus), OH	959	16,599	17,558
Whitsett (Greensboro), NC	2,735	43,976	46,711
Ogden (Salt Lake City), UT	1,287	11,380	12,667
Oklahoma City, OK (Amazon II)	1,378	13,584	14,962
Shopping Center
Somerset, NJ	34	3,105	3,139
Vacant Land
Shelby County, TN	11	0	11
	$250,497	$1,793,367	$2,043,864

(1)	See pages 157-160 for reconciliation.

(2)	The aggregate cost for Federal tax purposes approximates historical cost.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2020

(in thousands)

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Industrial Buildings
Monaca (Pittsburgh), PA	$3,481	1977	1977	(3)
Ridgeland (Jackson), MS	1,465	1988	1993	(3)
Urbandale (Des Moines), IA	1,377	1985	1994	(3)
Richland (Jackson), MS	1,129	1986	1994	(3)
O’Fallon (St. Louis), MO	2,614	1989	1994	(3)
Fayetteville, NC	3,397	1996	1997	(3)
Schaumburg (Chicago), IL	2,534	1997	1997	(3)
Burr Ridge (Chicago), IL	822	1997	1997	(3)
Romulus (Detroit), MI	2,329	1998	1998	(3)
Liberty (Kansas City), MO	3,904	1997	1998	(3)
Omaha, NE	2,609	1999	1999	(3)
Charlottesville, VA	1,801	1998	1999	(3)
Jacksonville, FL (FDX)	2,979	1998	1999	(3)
West Chester Twp. (Cincinnati), OH	2,663	1999	2000	(3)
Mechanicsville (Richmond), VA	3,375	2000	2001	(3)
St. Joseph, MO	6,158	2000	2001	(3)
Newington (Hartford), CT	1,553	2001	2001	(3)
Cudahy (Milwaukee), WI	3,812	2001	2001	(3)
Beltsville (Washington, DC), MD	4,748	2000	2001	(3)
Carlstadt (New York, NY), NJ	1,229	1977	2001	(3)
Granite City (St. Louis, MO), IL	5,895	2001	2001	(3)
Winston-Salem, NC	3,057	2001	2002	(3)
Elgin (Chicago), IL	2,791	2002	2002	(3)
Cheektowaga (Buffalo), NY	2,170	2000	2002	(3)
Tolleson (Phoenix), AZ	7,167	2002	2003	(3)
Edwardsville (Kansas City), KS (Carlisle Tire)	2,847	2002	2003	(3)
Wheeling (Chicago), IL	5,210	2003	2003	(3)
Richmond, VA	1,794	2004	2004	(3)
Tampa, FL (FDX Ground)	5,680	2004	2004	(3)
Montgomery (Chicago), IL	3,245	2004	2004	(3)
Denver, CO	1,973	2005	2005	(3)
Hanahan (Charleston), SC (SAIC)	5,256	2002	2005	(3)
Hanahan (Charleston), SC (Amazon)	2,513	2005	2005	(3)
Augusta, GA (FDX Ground)	1,756	2005	2005	(3)
Tampa, FL (Tampa Bay Grand Prix)	1,347	1989	2005	(3)
Huntsville, AL	1,562	2005	2005	(3)
Augusta, GA (FDX)	558	1993	2006	(3)
Lakeland, FL	676	1993	2006	(3)
El Paso, TX	2,512	2005	2006	(3)
Richfield (Cleveland), OH	3,800	2006	2006	(3)
Tampa, FL (FDX)	1,824	2006	2006	(3)
Griffin (Atlanta), GA	5,338	2006	2006	(3)
Roanoke, VA (CHEP USA)	2,092	1996	2007	(3)
Orion, MI	5,430	2007	2007	(3)
Chattanooga, TN	1,678	2002	2007	(3)
Bedford Heights (Cleveland), OH	2,310	1998	2007	(3)
Punta Gorda, FL	1,286	2007	2007	(3)
Cocoa, FL	3,403	2006	2008	(3)
Orlando, FL	2,212	1997	2008	(3)
Topeka, KS	1,085	2006	2009	(3)
Memphis, TN	3,787	1994	2010	(3)
Houston, TX	1,825	2005	2010	(3)
Carrollton (Dallas), TX	4,442	2009	2010	(3)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2020

(in thousands)

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Ft. Mill (Charlotte, NC), SC	$3,434	2009	2010	(3)
Lebanon (Nashville), TN	2,766	1993	2011	(3)
Rockford, IL (Sherwin-Williams Co.)	1,091	1998-2008	2011	(3)
Edinburg, TX	2,040	2011	2011	(3)
Streetsboro (Cleveland), OH	3,888	2012	2012	(3)
Corpus Christi, TX	1,049	2012	2012	(3)
Halfmoon (Albany), NY	945	2012	2012	(3)
Lebanon (Cincinnati), OH	933	2012	2012	(3)
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	2,909	2012	2012	(3)
Oklahoma City, OK (FDX Ground)	2,185	2012	2012	(3)
Waco, TX	2,075	2012	2012	(3)
Livonia (Detroit), MI	2,767	1999	2013	(3)
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	5,813	2013	2013	(3)
Roanoke, VA (FDX Ground)	1,582	2013	2013	(3)
Green Bay, WI	1,072	2013	2013	(3)
Stewartville (Rochester), MN	777	2013	2013	(3)
Tulsa, OK	553	2009	2014	(3)
Buckner (Louisville), KY	4,397	2014	2014	(3)
Edwardsville (Kansas City), KS (International Paper)	2,831	2014	2014	(3)
Altoona, PA	1,392	2014	2014	(3)
Spring (Houston), TX	2,979	2014	2014	(3)
Indianapolis, IN	3,420	2014	2014	(3)
Sauget (St. Louis, MO), IL	2,050	2015	2015	(3)
Lindale (Tyler), TX	1,456	2015	2015	(3)
Kansas City, MO	1,408	2015	2015	(3)
Frankfort (Lexington), KY	3,911	2015	2015	(3)
Jacksonville, FL (FDX Ground)	3,633	2015	2015	(3)
Monroe (Cincinnati), OH	1,945	2015	2015	(3)
Greenwood (Indianapolis), IN (Ulta)	4,906	2015	2015	(3)
Ft. Worth (Dallas), TX	3,627	2015	2015	(3)
Cincinnati, OH	776	2014	2015	(3)
Rockford, IL (Collins Aerospace Systems)	711	2012	2015	(3)
Concord (Charlotte), NC	4,002	2016	2016	(3)
Covington (New Orleans), LA	1,947	2016	2016	(3)
Imperial (Pittsburgh), PA	1,912	2016	2016	(3)
Burlington (Seattle/Everett), WA	2,572	2016	2016	(3)
Colorado Springs, CO	3,027	2016	2016	(3)
Louisville, KY	1,079	2016	2016	(3)
Davenport (Orlando), FL	3,286	2016	2016	(3)
Olathe (Kansas City), KS	3,140	2016	2016	(3)
Hamburg (Buffalo), NY	3,436	2017	2017	(3)
Ft. Myers, FL	1,821	2017	2017	(3)
Walker (Grand Rapids), MI	2,479	2017	2017	(3)
Mesquite (Dallas), TX	3,636	2017	2017	(3)
Aiken (Augusta, GA), SC	1,639	2017	2017	(3)
Homestead (Miami), FL	2,795	2017	2017	(3)
Oklahoma City, OK (Bunzl)	657	2017	2017	(3)
Concord (Charlotte), NC	2,902	2017	2017	(3)
Kenton, OH	1,449	2017	2017	(3)
Stow, OH	1,346	2017	2017	(3)
Charleston, SC (FDX)	1,265	2018	2018	(3)
Oklahoma City, OK (Amazon)	2,052	2018	2018	(3)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2020

(in thousands)

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Savannah, GA (Shaw)	$3,530	2018	2018	(3)
Daytona Beach, FL	1,730	2018	2018	(3)
Mobile, AL	1,763	2018	2018	(3)
Charleston, SC (FDX Ground)	2,193	2018	2018	(3)
Braselton (Atlanta), GA	2,471	2018	2018	(3)
Trenton, NJ	3,880	2019	2019	(3)
Savannah, GA (FDX Ground)	1,133	2019	2019	(3)
Lafayette, IN	667	2019	2019	(3)
Greenwood (Indianapolis), IN (Amazon)	1,911	2020	2020	(3)
Lancaster (Columbus), OH	213	2020	2020	(3)
Whitsett (Greensboro), NC	376	2020	2020	(3)
Ogden (Salt Lake City), UT	97	2020	2020	(3)
Oklahoma City, OK (Amazon II)	14	2020	2020	(3)
Shopping Center
Somerset, NJ	1,779	1970	1970	(3)
Vacant Land
Shelby County, TN	0	N/A	2007	N/A
	$296,020

(3)	Depreciation is computed based upon the following estimated lives:
Building: 31.5 to 39 years; Building Improvements: 3 to 39 years; Tenant Improvements: Lease Term

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2020

(in thousands)

(1) Reconciliation

REAL ESTATE INVESTMENTS

	9/30/2020	9/30/2019	9/30/2018

Balance-Beginning of Year	$1,866,518	$1,719,578	$1,431,916
Additions:
Acquisitions	171,262	136,598	277,253
Improvements	6,084	10,342	10,409
Total Additions	177,346	146,940	287,662
Deletions:
Sales	0	0	0
Total Deletions	0	0	0

Balance-End of Year	$2,043,864	$1,866,518	$1,719,578

ACCUMULATED DEPRECIATION

	9/30/2020	9/30/2019	9/30/2018

Balance-Beginning of Year	$249,584	$207,065	$171,086
Depreciation	46,436	42,519	36,018
Sales	0	0	(39)

Balance-End of Year	$296,020	$249,584	$207,065

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30, 2020

(in thousands)

(1) Reconciliation

	2020	2019	2018
Balance – Beginning of Year	$1,866,518	$1,719,578	$1,431,916
Additions:
Monaca (Pittsburgh), PA	$42	$0	$25
Ridgeland (Jackson), MS	425	426	27
Urbandale (Des Moines), IA	0	20	267
Richland (Jackson), MS	0	0	0
O’Fallon (St. Louis), MO	0	4	0
Fayetteville, NC	0	4	0
Schaumburg (Chicago), IL	269	0	0
Burr Ridge (Chicago), IL	0	14	0
Romulus (Detroit), MI	0	217	65
Liberty (Kansas City), MO	262	137	0
Omaha, NE	0	19	0
Charlottesville, VA	0	6	99
Jacksonville, FL (FDX)	0	187	67
West Chester Twp. (Cincinnati), OH	0	0	0
Mechanicsville (Richmond), VA	21	14	7
St. Joseph, MO	10	25	74
Newington (Hartford), CT	13	0	0
Cudahy (Milwaukee), WI	0	41	384
Beltsville (Washington, DC), MD	0	0	0
Carlstadt (New York, NY), NJ	0	354	39
Granite City (St. Louis, MO), IL	0	0	0
Winston-Salem, NC	17	0	8
Elgin (Chicago), IL	204	0	0
Cheektowaga (Buffalo), NY	0	0	0
Tolleson (Phoenix), AZ	0	0	0
Edwardsville (Kansas City), KS (Carlisle Tire)	50	0	0
Wheeling (Chicago), IL	0	10	445
Richmond, VA	184	138	0
Tampa, FL (FDX Ground)	44	0	5
Montgomery (Chicago), IL	0	0	5
Denver, CO	10	10	0
Hanahan (Charleston), SC (SAIC)	447	606	36
Hanahan (Charleston), SC (Amazon)	1,613	75	0
Augusta, GA (FDX Ground)	0	0	0
Tampa, FL (Tampa Bay Grand Prix)	0	0	0
Huntsville, AL	0	0	0
Augusta, GA (FDX)	0	6	0
Lakeland, FL	0	0	61
El Paso, TX	0	0	0
Richfield (Cleveland), OH	0	0	12
Tampa, FL (FDX)	36	8	237
Griffin (Atlanta), GA	7	142	65
Roanoke, VA (CHEP USA)	0	0	58
Orion, MI	51	0	4
Chattanooga, TN	20	210	122
Bedford Heights (Cleveland), OH	6	378	0
Punta Gorda, FL	0	0	0
Cocoa, FL	0	0	0
Orlando, FL	36	0	220
Topeka, KS	0	0	0
Memphis, TN	(21)	1,499	(7)
Houston, TX	28	0	15
Carrollton (Dallas), TX	548	128	0

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30, 2020

(in thousands)

(1) Reconciliation (cont’d)

	2020	2019	2018

Ft. Mill (Charlotte, NC), SC	$0	$(10)	$1,661
Lebanon (Nashville), TN	0	0	0
Rockford, IL (Sherwin-Williams Co.)	0	0	0
Edinburg, TX	0	0	0
Streetsboro (Cleveland), OH	0	0	0
Corpus Christi, TX	0	0	36
Halfmoon (Albany), NY	202	0	0
Lebanon (Cincinnati), OH	102	0	0
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals)	0	0	0
Oklahoma City, OK (FDX Ground)	19	21	0
Waco, TX	0	0	0
Livonia (Detroit), MI	0	118	0
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	0	0	0
Roanoke, VA (FDX Ground)	0	0	0
Green Bay, WI	0	0	0
Stewartville (Rochester), MN	0	4	0
Tulsa, OK	0	0	0
Buckner (Louisville), KY	0	0	0
Edwardsville (Kansas City), KS (International Paper)	0	0	0
Altoona, PA	(4)	4	14
Spring (Houston), TX	12	22	11
Indianapolis, IN	0	0	498
Sauget (St. Louis, MO), IL	0	0	0
Lindale (Tyler), TX	0	0	29
Kansas City, MO	0	23	329
Frankfort (Lexington), KY	0	0	0
Jacksonville, FL (FDX Ground)	99	91	4
Monroe (Cincinnati), OH	0	4,052	4,588
Greenwood (Indianapolis), IN (Ulta)	253	0	0
Ft. Worth (Dallas), TX	287	32	0
Cincinnati, OH	0	0	0
Rockford, IL (Collins Aerospace Systems)	0	0	0
Concord (Charlotte), NC	9	0	0
Covington (New Orleans), LA	0	16	0
Imperial (Pittsburgh), PA	0	14	0
Burlington (Seattle/Everett), WA	49	92	0
Colorado Springs, CO	0	0	820
Louisville, KY	0	0	0
Davenport (Orlando), FL	304	0	0
Olathe (Kansas City), KS	89	0	0
Hamburg (Buffalo), NY	38	244	0
Ft. Myers, FL	21	0	41
Walker (Grand Rapids), MI	0	0	0
Mesquite (Dallas), TX	0	0	0
Aiken (Augusta, GA), SC	0	0	0
Homestead (Miami), FL	0	38	0
Oklahoma City, OK (Bunzl)	0	0	0
Concord (Charlotte), NC	0	0	0
Kenton, OH	0	849	0
Stow, OH	0	0	0
Charleston, SC (FDX)	0	0	21,519
Oklahoma City, OK (Amazon)	0	0	29,879

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30, 2020

(in thousands)

(1) Reconciliation (cont’d)

	2020	2019	2018

Savannah, GA (Shaw)	$0	$0	$56,026
Daytona Beach, FL	272	35	29,973
Mobile, AL	0	0	33,052
Charleston, SC (FDX Ground)	0	0	46,576
Braselton (Atlanta), GA	0	0	60,227
Trenton, NJ	0	83,988	0
Savannah, GA (FDX Ground)	0	27,532	0
Lafayette, IN	0	25,079	0
Greenwood (Indianapolis), IN (Amazon)	79,364	0	0
Lancaster (Columbus), OH	17,558	0	0
Whitsett (Greensboro), NC	46,711	0	0
Ogden (Salt Lake City), UT	12,667	0	0
Oklahoma City, OK (Amazon II)	14,963	0	0
Shopping Center
Somerset, NJ	9	18	39
Total Additions	$177,346	$146,940	$287,662
Total Disposals	0	0	0
Balance – End of Year	$2,043,864	$1,866,518	$1,719,578

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT
CORPORATION
(registrant)

Date: November 23, 2020	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive
Officer and Director, its principal executive officer

Date: November 23, 2020	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 23, 2020	By:	/s/ Eugene W. Landy
Eugene W. Landy, Chairman of the Board and Director

Date: November 23, 2020	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive Officer and Director

Date: November 23, 2020	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer and Director

Date: November 23, 2020	By:	/s/ Kiernan Conway
Kiernan Conway, Director

Date: November 23, 2020	By:	/s/ Daniel D. Cronheim
Daniel D. Cronheim, Director

Date: November 23, 2020	By:	/s/ Catherine B. Elflein
Catherine B. Elflein, Director

Date: November 23, 2020	By:	/s/ Brian H. Haimm
Brian H. Haimm, Director

Date: November 23, 2020	By:	/s/ Neal Herstik
Neal Herstik, Director

Date: November 23, 2020	By:	/s/ Matthew I. Hirsch
Matthew I. Hirsch, Director

Date: November 23, 2020	By:	/s/ Samuel A. Landy
Samuel A. Landy, Director

Date: November 23, 2020	By:	/s/ Gregory T. Otto
Gregory T. Otto, Director

Date: November 23, 2020	By:	/s/ Sonal Pande
Sonal Pande, Director

Date: November 23, 2020	By:	/s/ Scott L. Robinson
Scott L. Robinson, Director

