Form 10-Q
period 2020-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2021-02-04
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of February 1, 2021: 98,300,614

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2020

C O N T E N T S

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND SEPTEMBER 30, 2020

(in thousands except per share amounts)

	December 31, 2020 (Unaudited)	September 30, 2020
ASSETS
Real Estate Investments:
Land	$266,794	$250,497
Buildings and Improvements	1,945,087	1,793,367
Total Real Estate Investments	2,211,881	2,043,864
Accumulated Depreciation	(308,041)	(296,020)
Real Estate Investments	1,903,840	1,747,844

Cash and Cash Equivalents	29,280	23,517
Securities Available for Sale at Fair Value	126,292	108,832
Tenant and Other Receivables	4,056	5,431
Deferred Rent Receivable	13,385	12,856
Prepaid Expenses	12,100	7,554
Intangible Assets, net of Accumulated Amortization of $17,861 and $17,330, respectively	21,163	16,832
Capitalized Lease Costs, net of Accumulated Amortization of $4,589 and $4,286, respectively	5,831	5,631
Financing Costs, net of Accumulated Amortization of $453 and $356, respectively	1,282	1,380
Other Assets	4,972	9,906

TOTAL ASSETS	$2,122,201	$1,939,783

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2020 AND SEPTEMBER 30, 2020

(in thousands except per share amounts)

	December 31, 2020 (Unaudited)	September 30, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$888,247	$799,507
Loans Payable	75,000	75,000
Accounts Payable and Accrued Expenses	5,022	3,998
Other Liabilities	27,980	23,673
Total Liabilities	996,249	902,178

COMMITMENTS AND CONTINGENCIES	-

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 26,600 and 21,900 Shares Authorized as of December 31, 2020 and September 30, 2020, respectively; 21,986 and 18,880 Shares Issued and Outstanding as of December 31, 2020 and September 30, 2020, respectively	549,640	471,994
Common Stock, $0.01 Par Value Per Share: 300,000 and 200,000 Shares Authorized as of December 31, 2020 and September 30, 2020, respectively; 98,266 and 98,054 Shares Issued and Outstanding as of December 31, 2020 and September 30, 2020, respectively	983	981
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of December 31, 2020 and September 30, 2020; No Shares Issued or Outstanding as of December 31, 2020 and September 30, 2020	0	0
Additional Paid-In Capital	579,264	568,998
Accumulated Other Comprehensive Loss	(3,935)	(4,368)
Undistributed Income	0	0
Total Shareholders’ Equity	1,125,952	1,037,605

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2,122,201	$1,939,783

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	Three Months Ended
	12/31/2020	12/31/2019
INCOME:
Rental Revenue	$36,846	$34,870
Reimbursement Revenue	6,737	6,830
Lease Termination Income	377	-0-
TOTAL INCOME	43,960	41,700

EXPENSES:
Real Estate Taxes	5,318	5,036
Operating Expenses	1,736	2,197
General & Administrative Expenses	2,272	2,264
Non-recurring Severance Expense	-0-	786
Depreciation	12,078	11,433
Amortization of Capitalized Lease Costs and Intangible Assets	809	753
TOTAL EXPENSES	22,213	22,469

OTHER INCOME (EXPENSE):
Dividend Income	1,607	3,238
Unrealized Holding Gains (Losses) Arising During the Periods	19,721	(3,635)
Interest Expense, including Amortization of Financing Costs	(9,159)	(9,209)
TOTAL OTHER INCOME (EXPENSE)	12,169	(9,606)

NET INCOME	33,916	9,625

Less: Preferred Dividends	8,170	6,097

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$25,746	$3,528

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019 – CONTINUED

	Three Months Ended
	12/31/2020	12/31/2019

BASIC INCOME – PER SHARE
Net Income	$0.34	$0.10
Less: Preferred Dividends	(0.08)	(0.06)
Net Income Attributable to Common Shareholders - Basic	$0.26	$0.04

DILUTED INCOME – PER SHARE
Net Income	$0.34	$0.10
Less: Preferred Dividends	(0.08)	(0.06)
Net Income Attributable to Common Shareholders - Diluted	$0.26	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)
Basic	98,105	96,881
Diluted	98,211	97,006

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	Three Months Ended
	12/31/2020	12/31/2019

Net Income	$33,916	$9,625
Other Comprehensive Income:
Change in Fair Value of Interest Rate Swap Agreement	433	0
TOTAL COMPREHENSIVE INCOME	34,349	9,625
Less: Preferred Dividends	8,170	6,097
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$26,179	$3,528

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance September 30, 2020	$981	$471,994	$568,998	$0	$(4,368)	$1,037,605
Shares Issued in Connection with the DRIP (1)	1	0	1,257	0	0	1,258
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	77,646	(1,688)	0	0	75,958
Stock Compensation Expense	0	0	57	0	0	57
Distributions To Common Shareholders ($0.17 per share)	0	0	9,075	(25,746)	0	(16,671)
Stock Option Exercise	1	0	1,565	0	0	1,566
Net Income	0	0	0	33,916	0	33,916
Preferred Dividends ($0.3828125 per share)	0	0	0	(8,170)	0	(8,170)
Change in Fair Value of Interest Rate Swap Agreement	0	0	0	0	433	433
Balance December 31, 2020	$983	$549,640	$579,264	$0	$(3,935)	$1,125,952

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance September 30, 2019	$964	$347,678	$662,401	$0	$0	$1,011,043
Shares Issued in Connection with the DRIP (1)	11	0	15,498	0	0	15,509
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	43,965	(812)	0	0	43,153
Stock Compensation Expense	0	0	156	0	0	156
Distributions To Common Shareholders ($0.17 per share)	0	0	(12,958)	(3,528)	0	(16,486)
Stock Option Exercise	1	0	605	0	0	606
Net Income	0	0	0	9,625	0	9,625
Preferred Dividends ($0.3828125 per share)	0	0	0	(6,097)	0	(6,097)
Balance December 31, 2019	$976	$391,643	$664,890	$0	0	$1,057,509

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	Three Months Ended
	12/31/2020	12/31/2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$33,916	$9,625
Noncash Items Included in Net Income:
Depreciation & Amortization	13,217	12,621
Deferred Straight Line Rent	(618)	(600)
Stock Compensation Expense	57	156
Securities Available for Sale Received as Dividend Income	(239)	(226)
Unrealized Holding (Gains) Losses Arising During the Periods	(19,721)	3,635
Changes In:
Tenant & Other Receivables	1,400	(6,114)
Prepaid Expenses	(4,546)	(5,250)
Other Assets & Capitalized Lease Costs	824	453
Accounts Payable, Accrued Expenses & Other Liabilities	5,402	4,572
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,692	18,872

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(170,568)	(81,513)
Capital Improvements	(2,256)	(1,328)
Return of Deposits on Real Estate	5,000	1,200
Deposits Paid on Acquisitions of Real Estate	(1,450)	(100)
Proceeds from Securities Available for Sale Called for Redemption	2,500	0
NET CASH USED IN INVESTING ACTIVITIES	(166,774)	(81,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Repayments on Loans Payable	0	(15,000)
Proceeds from Fixed Rate Mortgage Notes Payable	104,000	52,500
Principal Payments on Fixed Rate Mortgage Notes Payable	(14,923)	(13,356)
Financing Costs Paid on Debt	(569)	(1,980)
Proceeds from the Exercise of Stock Options	1,566	606
Proceeds from At-The-Market 6.125% Series C Preferred Stock, net of offering costs	75,958	43,153
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	237	11,305
Preferred Dividends Paid	(7,774)	(5,873)
Common Dividends Paid, net of Reinvestments	(15,650)	(12,282)
NET CASH PROVIDED BY FINANCING ACTIVITIES	142,845	59,073

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,763	(3,796)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23,517	20,179
CASH AND CASH EQUIVALENTS - END OF PERIOD	$29,280	$16,383

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2020

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of December 31, 2020, we owned 121 properties with total square footage of 24.5 million, as compared to 119 properties with total square footage of 23.4 million as of September 30, 2020. Our occupancy rate at the end of the quarter was 99.7% as compared to 99.4% as of September 30, 2020. Our properties are located in 31 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. As of the quarter ended December 31, 2020, our weighted average lease maturity was 7.5 years and our annualized average base rent per occupied square foot was $6.52. As of December 31, 2020, the weighted average building age, based on the square footage of our buildings, was 9.5 years.

The future effects of the evolving impact of the COVID-19 Pandemic are uncertain, however, at this time COVID-19 has not had a material adverse effect on our financial condition. We invest in modern single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. Our investments are exclusively situated in the continental United States, and are primarily located in strategic locations that are mission-critical to our tenants’ needs. In many cases our buildings are highly automated in order to serve the omni-channel distribution networks that have become essential today. Approximately 82% of our revenue is derived from investment-grade tenants, or their subsidiaries as defined by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to S&P Global Ratings and Moody’s are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites.

For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 Pandemic has created an even greater move towards on-line shopping. As a result of state and local government-mandated shutdowns, public health guidance and changing consumer demand, ecommerce sales as a percentage of total retail sales increased from approximately 15% to 27% during the last two quarters. It is estimated that ecommerce sales require three times the warehouse space relative to brick and mortar retail sales. The COVID-19 Pandemic has also created a need for supply chain reconfiguration. Increased inventory stocking is currently taking place across many industries and it appears that this trend will continue in order to accommodate surges in demand. Additionally, U.S. manufacturing has been increasing in recent years and the COVID-19 Pandemic has accelerated this trend as supply chains now prefer shorter distances and less reliance on foreign sources.

Our portfolio of modern, net-leased industrial properties, continues to provide shareholders with reliable and predictable income streams. Our resilient occupancy rates and rent collection results during these challenging times highlight the mission-critical nature of our assets and underscore the essential need for our tenants’ operations. Furthermore, because our weighted average lease maturity is 7.5 years and our weighted average fixed rate mortgage debt maturity is 11.5 years, we expect our cash flow to remain resilient over long periods of time. Our overall occupancy rate and our base rent collections have remained strong throughout the COVID-19 Pandemic. Our overall occupancy rate has been over 99% throughout the Pandemic and has recently increased to 99.7% during the current quarter. Our base rent collections have averaged 99.8% throughout the COVID-19 Pandemic and we expect future months to be consistent with this trend.

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

We follow the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on our evaluation, we determined that we have no uncertain tax positions and no unrecognized tax benefits as of December 31, 2020. We record interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2020, the fiscal tax years 2017 through and including 2020 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $57,000 and $156,000 for the three months ended December 31, 2020 and 2019, respectively.

During the three months ended December 31, 2020 and 2019, no stock options were granted. During three months ended December 31, 2020 and 2019, no shares of restricted stock were granted. During the three months ended December 31, 2020, two participants exercised options to purchase 130,000 shares of common stock. The first participant exercised options to purchase 65,000 shares of common stock at a price of $10.46 per share for total proceeds of $680,000 and the second participant exercised options to purchase 65,000 shares of common stock at a price of $13.64 per share for total proceeds of $887,000. Subsequent to the December 31, 2020 quarter end, a third participant exercised options to purchase 29,000 shares of common stock at a weighted average price of $13.79 per share for total proceeds of $400,000. During the three months ended December 31, 2019, one participant exercised options to purchase 65,000 shares of common stock at a price of $9.33 per share for total proceeds of $606,000. As of December 31, 2020, a total of 1.2 million shares were available for grant as stock, stock options, restricted stock, or other equity-based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of December 31, 2020, there were outstanding options to purchase 820,000 shares with an aggregate intrinsic value of $3.3 million.

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

Effective October 1, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease, which was set to expire in 1.2 years on November 30, 2021. We simultaneously entered into a 10.4 year lease agreement with United Parcel Service, Inc. (UPS) which became effective November 1, 2020. The lease agreement with UPS provides for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot, will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease, which expires March 31, 2031. This compares to the former U.S GAAP straight-line rent of $574,000, representing $7.65 per square foot and former cash rent of $8.19 per square foot, resulting in a decrease of $33,000, representing a 5.8% decrease on a U.S GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provides for an additional 9.3 years of lease term versus the old lease with Cardinal Health.

Only three of our 121 properties have leases that contain an early termination provision. These three properties contain 158,000 total rentable square feet, representing less than 0.6% of our total rentable square feet. Our leases with early termination provisions are our 36,000 square foot location in Urbandale (Des Moines), IA, our 39,000 square foot location in Rockford, IL, and our 83,000 square foot location in Roanoke, VA. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fee to be paid to us from the three tenants with leases that have a termination provision amounts to $1.7 million.

Recent Accounting Pronouncements

In April 2020, FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic that allows entities to treat the concession as if it was a part of the existing contract instead of applying lease modification accounting. This guidance is only applicable to the COVID-19 Pandemic related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected this option relating to qualifying rent deferral and rent abatement agreements. For qualifying lease modifications with rent deferrals, this results in no change to our revenue recognition but an increase in the lease receivable balance until the deferred rent has been repaid. For qualifying lease modifications that include rent abatement concessions, this results in a direct reduction of rental income in the current period. As of December 31, 2020, we have entered into rent deferral agreements related to the COVID-19 Pandemic representing approximately $438,000 of base rent otherwise owed during the months of April through October 2020 representing 31 basis points of our total annual base rent. To date, we have collected 78% of this amount.

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

Derivative Instruments and Hedging Activities

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our variable rate debt. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. Our primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes. As further described in “Note 5 – Debt”, in November 2019 we entered into an interest rate swap agreement that has the effect of fixing the interest rate on our $75.0 million unsecured term loan (the “Term Loan”).

The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying Term Loan. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value). The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Income on our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of December 31, 2020, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of this derivative of $3.9 million and $4.4 million as of December 31, 2020 and September 30, 2020, respectively, was recorded as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets, with the corresponding liability included in Other Liabilities. The change in the fair value of the interest rate swap agreement is reflected in the Consolidated Statement of Comprehensive Income and amounted to $433,000 for the quarter ended December 31, 2020.

NOTE 2 – NET INCOME PER SHARE

Basic Net Income per Common Share is calculated by dividing Net Income Attributable to Common Shareholders by the weighted average number of common shares outstanding during the period. Diluted Net Income per Common Share is calculated by dividing Net Income Attributable to Common Shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, the potential net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. In periods with a net loss, the basic loss per share equals the diluted loss per share as all common stock equivalents are excluded from the per share calculation because they are anti-dilutive.

In addition, common stock equivalents of 106,000 and 125,000 shares are included in the diluted weighted average shares outstanding for the three months ended December 31, 2020 and 2019, respectively. For the diluted weighted average shares outstanding for the three months ended December 31, 2020 and 2019, 65,000 and 130,000 options to purchase shares of common stock were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

On December 17, 2020, we purchased a newly constructed 488,000 square foot industrial building, situated on 99.0 acres, located in the Columbus, OH MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through September 2035. The purchase price was $73.3 million. We obtained a 15 year, fully-amortizing mortgage loan of $47.0 million at a fixed interest rate of 2.95%. Annual rental revenue over the remaining term of the lease averages $4.6 million.

On December 24, 2020, we purchased a newly constructed 658,000 square foot industrial building, situated on 129.9 acres, located in the Atlanta, GA MSA. The building is 100% net-leased to Home Depot U.S.A., Inc. for 20 years through November 2040. The purchase price was $96.7 million. We obtained a 17 year, fully-amortizing mortgage loan of $57.0 million at a fixed interest rate of 3.25%. Annual rental revenue over the remaining term of the lease averages $5.5 million.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation and Home Depot U.S.A., Inc’s ultimate parent, Home Depot, Inc. are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

We evaluated the property acquisitions which took place during the three months ended December 31, 2020, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the properties purchased during fiscal 2021 as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $576,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes our purchase price allocation for these properties acquired during the three months ended December 31, 2020 that is accounted for as an asset acquisition (in thousands):

Land	$16,297
Building	149,408
In-Place Leases	4,863

The following table summarizes the operating results included in our Consolidated Statements of Income for the properties acquired during the three months ended December 31, 2020 (in thousands):

Three Months Ended 12/31/2020

Rental Revenues	$313
Net Income Attributable to Common Shareholders	276

Expansions

During the quarter ended December 31, 2020, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. The expansion resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We anticipate additional expansion work at this location which will further increase the rental rate and extend the lease term.

Proforma information

The following unaudited pro-forma condensed financial information has been prepared utilizing our historical financial statements and the effect of additional revenue and expenses generated from properties acquired and expanded during fiscal 2021 to date, and during fiscal 2020, assuming that the acquisitions and completed expansions had occurred as of October 1, 2019, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions and expansions. Furthermore, the net proceeds raised from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro-forma Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares raised through the DRIP, as if all the shares raised had occurred on October 1, 2019. Additionally, the net proceeds raised from the issuance of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), through our At-The-Market Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro-forma preferred dividend has been adjusted to account for its effect on pro-forma Net Income Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2019. The unaudited pro-forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended (in thousands, except per share amounts)
	12/31/2020		12/31/2019
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$36,846	$39,102	$34,870	$39,012
Net Income Attributable to Common Shareholders	$25,746	$26,209	$3,528	$2,951
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.26	$0.27	$0.04	$0.03

Tenant Concentration

We have a concentration of properties leased to FedEx Corporation (FDX) and FDX subsidiaries, consisting of 63 separate stand-alone leases covering 11.2 million square feet as of December 31, 2020 and 60 separate stand-alone leases covering 10.4 million square feet as of December 31, 2019. In periods of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed supplies throughout the world. As of December 31, 2020, the 63 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 26 different states and have a weighted average lease maturity of 8.0 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 46% (5% to FDX and 41% to FDX subsidiaries) as of December 31, 2020 and 45% (5% to FDX and 40% to FDX subsidiaries) as of December 31, 2019.

As of December 31, 2020, the only tenants, other than FDX and its subsidiaries, that leased 5% or more of our total square footage were subsidiaries of Amazon.com, Inc (Amazon), which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements. As of December 31, 2020, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (5% to FDX and 50% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2021, and was 58% (5% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020. The only tenants, other than FDX and its subsidiaries, that we estimate will comprise 5% or more of our total Rental and Reimbursement Revenue for fiscal 2021 are subsidiaries of Amazon, which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue for fiscal 2021 and was 6% for of our Annualized Rental and Reimbursement Revenue for fiscal 2020. For the three months ended December 31, 2020, no other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue.

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $126.3 million as of December 31, 2020. We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.4 billion as of December 31, 2020. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our $126.3 million investment in marketable REIT securities as of December 31, 2020 represented 5.2% of our undepreciated assets. We normally hold REIT securities long-term and intend to hold these securities to recovery.

We recognized dividend income on our investments in securities of $1.6 million for the three months ended December 31, 2020. There have been no open market purchases or sales of securities during the three months ended December 31, 2020. We owned a total of 1.3 million common shares in UMH Properties, Inc. (UMH), a related REIT, as of December 31, 2020, at a total cost of $14.1 million and a fair value of $19.9 million, representing a 41% unrealized gain. Dividends received from our UMH common shares are reinvested through UMH’s Dividend Reinvestment and Stock Purchase Plan. During the quarter ended December 31, 2020, UMH redeemed all of its outstanding 8.00% Series B Cumulative Redeemable Preferred Stock at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends, of which we owned 100,000 shares at a total cost of $2.5 million.

As of December 31, 2020, we had total net unrealized holding losses on our securities portfolio of $107.1 million. As a result of the adoption of ASU 2016-01, we recognized Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income for the three months ended December 31, 2020 and 2019 of $19.7 million and $(3.6) million, respectively.

Subsequent to the December 31, 2020 quarter end, we sold marketable REIT securities for gross proceeds totaling $12.3 million, realizing a gain of $1.8 million.

NOTE 5 – DEBT

For the three months ended December 31, 2020 and 2019, amortization of financing costs included in interest expense was $331,000 and $435,000, respectively.

As of December 31, 2020, we owned 121 properties, of which 64 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $896.4 million. The following is a summary of our Fixed Rate Mortgage Notes Payable as of December 31, 2020 and September 30, 2020 (in thousands):

	12/31/2020		9/30/2020
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$896,446	3.88%	$807,371	3.98%

Debt Issuance Costs	$12,946		$12,377
Accumulated Amortization of Debt Issuance Costs	(4,747)		(4,513)
Unamortized Debt Issuance Costs	$8,199		$7,864

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$888,247		$799,507

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of December 31, 2020, interest payable on these mortgages were at fixed rates ranging from 2.95% to 6.875%, with a weighted average interest rate of 3.88%. This compares to a weighted average interest rate of 3.98% as of September 30, 2020 and 4.05% as of December 31, 2019. As of December 31, 2020, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.5 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.1 years as of September 30, 2020 and 11.5 years as of December 31, 2019.

In connection with the two properties acquired during the three months ended December 31, 2020, which are located in the Columbus, OH and Atlanta, GA MSAs (as described in Note 3), we obtained a 15 year fully-amortizing mortgage loan and a 17 year fully-amortizing loan, respectively. The two mortgage loans originally totaled $104.0 million with a weighted average maturity of 16.1 years and a weighted average interest rate of 3.11%.

Subsequent to the quarter end, on January 26, 2021, we fully prepaid a $6.2 million mortgage loan for our property located in Kansas City, MO. The loan was originally set to mature on December 1, 2021 and had an interest rate of 5.18%.

On November 15, 2019, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.60%. As of the quarter end and currently, we do not have any amount drawn down under our Revolver, resulting in the full $225.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

From time to time we may use a margin loan for temporary funding of acquisitions and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of December 31, 2020 and 2.25% as of December 31, 2019. At December 31, 2020 and 2019, there were no amounts drawn down under the margin loan.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of December 31, 2020 consisted of 300.0 million shares of common stock, of which 98.3 million shares were issued and outstanding, 26.6 million authorized shares of 6.125% Series C Preferred Stock, of which 22.0 million shares were issued and outstanding, and 200.0 million authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

We raised $1.3 million (including dividend reinvestments of $1.0 million) from the issuance of 82,000 shares of common stock under our DRIP during the three months ended December 31, 2020. During the three months ended December 31, 2020, we paid $16.7 million in total cash dividends, or $0.17 per share, to common shareholders, of which $1.0 million was reinvested in the DRIP, representing a 6% participation rate.

On January 14, 2021, our Board of Directors approved a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share. This increased dividend of $0.18 per share is to be paid March 15, 2021 to common shareholders of record as of the close of business on February 16, 2021. This represents an annualized dividend rate of $0.72 per share. This increase represents the third dividend increase in the past five years, representing a total increase of 20%. We have maintained or increased our common stock cash dividend for 30 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis. We are also one of the few REITs that is paying out a higher per share dividend today than prior to the Global Financial Crisis.

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

Our Common Stock Repurchase Program (the “Program”) authorizes us to purchase up to $50.0 million of shares of our common stock. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice.

Under the Program, during fiscal 2020, we repurchased 400,000 shares of our common stock for $4.3 million at an average price of $10.69 per share. These are the only repurchases made under the Program to date and we may elect not to repurchase any additional common stock in the future. The remaining maximum dollar value that may be purchased under the Repurchase Program as of December 31, 2020 is $45.7 million.

6.125% Series C Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2020, we paid $7.8 million in Preferred Dividends, or $0.3828125 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2020 through November 30, 2020. As of December 31, 2020, we have accrued Preferred Dividends of $2.8 million covering the period December 1, 2020 to December 31, 2020. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On January 14, 2021, our Board of Directors declared a dividend of $0.3828125 per share to be paid March 15, 2021 to the 6.125% Series C Preferred shareholders of record as of the close of business on February 16, 2021.

At-the-Market Sales Agreement Program for our 6.125% Series C Cumulative Redeemable Preferred Stock

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

On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018.

On November 25, 2020, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on December 4, 2019 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of up to $150.0 million of our 6.125% Series C Preferred Stock, representing an additional $149.3 million, with $747,000 being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on December 4, 2019.

Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through December 31, 2020, we sold 13.6 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.91 per share, and generated net proceeds, after offering expenses, of $332.4 million, of which 3.1 million shares were sold during the three months ended December 31, 2020 at a weighted average price of $24.88 per share, generating net proceeds after offering expenses of $76.0 million. As of December 31, 2020, there is $108.3 million remaining that may be sold under the Preferred Stock ATM Program.

As of December 31, 2020, 22.0 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

NOTE 7 - FAIR VALUE MEASUREMENTS

We follow ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at December 31, 2020 and September 30, 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020:
Equity Securities – Preferred Stock	$4,705	$4,705	$0	$0
Equity Securities – Common Stock	121,586	121,586	0	0
Mortgage Backed Securities	1	1	0	0
Interest Rate Swap	(3,935)	0	(3,935)	0
Total Securities Available for Sale at Fair Value	$122,357	$126,292	$(3,935)	$0

As of September 30, 2020:
Equity Securities – Preferred Stock	$5,860	$5,860	$0	$0
Equity Securities – Common Stock	102,971	102,971	0	0
Mortgage Backed Securities	1	1	0	0
Interest Rate Swap	(4,368)	0	(4,368)	0
Total Securities Available for Sale at Fair Value	$104,464	$108,832	$(4,368)	$0

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At December 31, 2020, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $943.3 million and the carrying value amounted to $896.4 million. When we acquired a property, we allocate purchase price based upon relative fair value of all the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements were estimated based upon independent third-party appraisals and fell within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2020 and 2019 was $8.8 million and $8.7 million, respectively.

During the three months ended December 31, 2020 and 2019, we had dividend reinvestments of $1.0 million and $4.2 million, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

We have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Tennessee and Vermont. These four future acquisitions total 1.2 million square feet, with net-leased terms ranging from 10 to 15 years, and with a weighted average lease term of 12.8 years. The aggregate purchase price for these four properties is $169.3 million. Three of these four properties, consisting of approximately 694,000 square feet, or 57%, are leased for 15 years to FedEx Ground Package System, Inc., with the remaining property, consisting of approximately 530,000 square feet or 43%, leased for 10 years to Mercedes Benz US International, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing three of these transactions during fiscal 2021 and one in the first half of fiscal 2022. In connection with one of the four properties, we have entered into a commitment to obtain a 15 year, fully-amortizing mortgage loan totaling $35.5 million with a fixed interest rate of 2.62%.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway and one parking expansion project recently completed during the quarter. These six projects are expected to cost approximately $16.8 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at 11 additional locations bringing the total recently completed and potential parking lot expansion projects to 18 currently. The parking expansion project that was completed during the quarter was at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. The expansion resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We anticipate additional expansion work at this location which will further increase the rental rate and extend the lease term.

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

On January 14, 2021, our Board of Directors approved a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share. This increased dividend of $0.18 per share is to be paid March 15, 2021 to common shareholders of record as of the close of business on February 16, 2021. This represents an annualized dividend rate of $0.72 per share. This increase represents the third dividend increase in the past five years, representing a total increase of 20%. We have maintained or increased our common stock cash dividend for 30 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis. We are also one of the few REITs that is paying out a higher per share dividend today than prior to the Global Financial Crisis.

On January 14, 2021, our Board of Directors declared a dividend of $0.3828125 per share to be paid March 15, 2021 to the 6.125% Series C Preferred shareholders of record as of the close of business on February 16, 2021.

Subsequent to the December 31, 2020 quarter end, we sold marketable REIT securities for gross proceeds totaling $12.3 million, realizing a gain of $1.8 million.

On January 26, 2021, we fully prepaid a $6.2 million mortgage loan for our property located in Kansas City, MO. The loan was originally set to mature on December 1, 2021 and had an interest rate of 5.18%.

On January 14, 2021, our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value. Although our Board of Directors has determined to explore strategic transactions, we are not obligated to pursue any particular transaction or any transaction at all. Even if our Board of Directors decides to pursue a particular strategy, there is no assurance that we will successfully implement its strategy. Our Board does not intend to disclose further developments unless and until it approves a specific action or otherwise concludes the review of strategic alternatives. In light of its consideration of strategic alternatives, our Board of Directors determined to suspend the DRIP on January 14, 2021 until further notice.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

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

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. Although our Board of Directors has unanimously decided to explore strategic alternatives, we are not obligated to pursue any particular transaction or any transaction at all. Even if our Board of Directors decides to pursue a particular strategy, there is no assurance that we will successfully implement such strategy. In the event that we consummate a strategic alternative in the future, we cannot be certain that we would fully realize the potential benefit of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price. We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

We operate as a real estate investment trust (REIT). We seek to invest in well-located, modern single-tenant industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. We were founded in 1968 and are one of the oldest public equity REITs in the world.

During the three months ended December 31, 2020, we purchased two new built-to-suit, net-leased, industrial properties, located in the Columbus, OH, and Atlanta, GA Metropolitan Statistical Areas (MSAs) totaling approximately 1.1 million square feet, for $170.0 million. The two properties are net-leased for terms of 15 and 20 years, respectively resulting in a weighted average lease maturity of 17.9 years and are expected to generate annualized rental income over the life of their leases of $10.1 million. In connection with the two properties acquired during the three months ended December 31, 2020, we obtained a 15 year, fully-amortizing mortgage loan and a 17 year, fully-amortizing mortgage loan, respectively. The two mortgage loans originally totaled $104.0 million with a weighted average maturity of 16.1 years and a weighted average interest rate of 3.11%. As of December 31, 2020, we owned 121 properties with total square footage of 24.5 million. These properties are located in 31 states. As of the quarter ended December 31, 2020, our weighted average lease maturity was 7.5 years, our occupancy rate was 99.7%, and our annualized average base rent per occupied square foot was $6.52. As of December 31, 2020, the weighted average building age, based on the square footage of our buildings, was 9.5 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $126.3 million, were $2.2 billion as of December 31, 2020.

See PART I, Item 1 – Business in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for a more complete discussion of the economic and industry-wide factors relevant to us and the opportunities, challenges, and risks on which we are focused.

The future effects of the evolving impact of the COVID-19 Pandemic are uncertain, however, at this time COVID-19 has not had a material adverse effect on our financial condition. We invest in modern single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. Our investments are exclusively situated in the continental United States, and are primarily located in strategic locations that are mission-critical to our tenants’ needs. In many cases our buildings are highly automated in order to serve the omni-channel distribution networks that have become essential today. Approximately 82% of our revenue is derived from investment-grade tenants, or their subsidiaries as defined by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to S&P Global Ratings and Moody’s are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites.

For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 Pandemic has created an even greater move towards on-line shopping. As a result of state and local government-mandated shutdowns, public health guidance and changing consumer demand, ecommerce sales as a percentage of total retail sales increased from approximately 15% to 27% during the last two quarters. It is estimated that ecommerce sales require three times the warehouse space relative to brick and mortar retail sales. The COVID-19 Pandemic has also created a need for supply chain reconfiguration. Increased inventory stocking is currently taking place across many industries and it appears that this trend will continue in order to accommodate surges in demand. Additionally, U.S. manufacturing has been increasing in recent years and the COVID-19 Pandemic has accelerated this trend as supply chains now prefer shorter distances and less reliance on foreign sources.

Our portfolio of modern, net-leased industrial properties, continues to provide shareholders with reliable and predictable income streams. Our resilient occupancy rates and rent collection results during these challenging times highlight the mission-critical nature of our assets and underscore the essential need for our tenants’ operations. Furthermore, because our weighted average lease maturity is 7.5 years and our weighted average fixed rate mortgage debt maturity is 11.5 years, we expect our cash flow to remain resilient over long periods of time.

Our overall occupancy rate and our base rent collections have remained strong throughout the COVID-19 Pandemic. Our base rent collections have averaged 99.8% throughout the COVID-19 Pandemic and we expect future months to be consistent with this trend. Our overall occupancy rate and our base rent collections during the COVID-19 Pandemic were as follows:

Month	Occupancy	Percentage of Base Rent Collected
March 2020	99.4%	100.0%
April 2020	99.4%	99.8%
May 2020	99.4%	99.8%
June 2020	99.4%	99.7%
July 2020	99.4%	99.6%
August 2020	99.4%	99.6%
September 2020	99.4%	99.8%
October 2020	99.4%	99.8%
November 2020	99.4%	99.9%
December 2020	99.7%	99.8%
January 2021	99.7%	99.9%

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which we believe is a useful indicator of our operating performance. NOI is a non-GAAP financial measure that we define as Net Income Attributable to Common Shareholders plus Preferred Dividend Expense, General and Administrative Expenses, Non-recurring Severance Expense, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, Unrealized Holding (Gains) Losses Arising During the Periods, less Dividend Income and Lease Termination Income. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities, and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of our Net Income Attributable to Common Shareholders to our NOI for the three months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended
	12/31/2020	12/31/2019
Net Income Attributable to Common Shareholders	$25,746	$3,528
Plus: Preferred Dividend Expense	8,170	6,097
Plus: General & Administrative Expenses	2,272	2,264
Plus: Non-recurring Severance Expense	-0-	786
Plus: Depreciation	12,078	11,433
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	809	753
Plus: Interest Expense, including Amortization of Financing Costs	9,159	9,209
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(19,721)	3,635
Less: Dividend Income	(1,607)	(3,238)
Less: Lease Termination Income	(377)	-0-
Net Operating Income- NOI	$36,529	$34,467

The components of our NOI for the three months ended December 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	12/31/2020	12/31/2019
Rental Revenue	$36,846	$34,870
Reimbursement Revenue	6,737	6,830
Total Rental and Reimbursement Revenue	43,583	41,700
Real Estate Taxes	(5,318)	(5,036)
Operating Expenses	(1,736)	(2,197)
Net Operating Income- NOI	$36,529	$34,467

NOI from property operations increased $2.1 million, or 6%, for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. This increase was due to the acquisition of two new built-to-suit, net-leased, industrial properties, located in the Columbus, OH and Atlanta, GA MSAs totaling approximately 1.1 million square feet purchased during the three-month period ended December 31, 2020 and the fiscal 2020 acquisitions consisting of five new built-to-suit, net-leased, industrial properties, located in the Indianapolis, IN, Columbus, OH, Greensboro, NC, Salt Lake City, UT and Oklahoma City, OK MSAs totaling approximately 1.2 million square feet.

Acquisitions

On December 17, 2020, we purchased a newly constructed 488,000 square foot industrial building, situated on 99.0 acres, located in the Columbus, OH MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through September 2035. The purchase price was $73.3 million. We obtained a 15 year, fully-amortizing mortgage loan of $47.0 million at a fixed interest rate of 2.95%. Annual rental revenue over the remaining term of the lease averages $4.6 million.

On December 24, 2020, we purchased a newly constructed 658,000 square foot industrial building, situated on 129.9 acres, located in the Atlanta, GA MSA. The building is 100% net-leased to Home Depot U.S.A., Inc. for 20 years through November 2040. The purchase price was $96.7 million. We obtained a 17 year, fully-amortizing mortgage loan of $57.0 million at a fixed interest rate of 3.25%. Annual rental revenue over the remaining term of the lease averages $5.5 million.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation and Home Depot U.S.A., Inc’s ultimate parent, Home Depot, Inc. are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

Expansions

During the quarter ended December 31, 2020, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. The expansion resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We anticipate additional expansion work at this location which will further increase the rental rate and extend the lease term.

Commitments

We have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Tennessee and Vermont. These four future acquisitions total 1.2 million square feet, with net-leased terms ranging from 10 to 15 years, and with a weighted average lease term of 12.8 years. The aggregate purchase price for these four properties is $169.3 million. Three of these four properties, consisting of approximately 694,000 square feet, or 57%, are leased for 15 years to FedEx Ground Package System, Inc., with the remaining property, consisting of approximately 530,000 square feet or 43%, leased for 10 years to Mercedes Benz US International, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing three of these transactions during fiscal 2021 and one in the first half of fiscal 2022. In connection with one of the four properties, we have entered into a commitment to obtain a 15 year, fully-amortizing mortgage loan totaling $35.5 million with a fixed interest rate of 2.62%.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway and one parking expansion project recently completed during the quarter. These six projects are expected to cost approximately $16.8 million. These parking expansion projects will enable us to increase rental rates while lengthening the terms of these leases. We are also in discussions to expand the parking at 11 additional locations bringing the total recently completed and potential parking lot expansion projects to 18 currently.

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

On a regular basis, we evaluate our assumptions, judgments and estimates. We believe that there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for fiscal year ended September 30, 2020.

Changes in Results of Operations

As of December 31, 2020, we owned 121 properties with total square footage of 24.5 million, as compared to 115 properties with total square footage of 22.9 million, as of December 31, 2019, representing an increase in square footage of 7.0%. At quarter end, the Company’s weighted average lease term was approximately 7.5 years, as compared to 7.6 years at the end of the prior year period. Our occupancy rate was 99.7% as of December 31, 2020, as compared to 99.2% as of December 31, 2019, representing an increase of 50 basis points. Our weighted average building age was 9.5 years as of December 31, 2020, as compared to 9.2 years as of December 31, 2019.

Fiscal 2021 Renewals

In fiscal 2021, approximately 5% of our gross leasable area, representing ten leases totaling 1.2 million square feet, is set to expire. Six of these ten leases have been renewed thus far, for a weighted average term of 3.8 years, at a rental rate increase of 8.5% on a GAAP basis and an increase of 2.0% on a cash basis. These six lease renewals represent 834,000 square feet, or 69% of the expiring square footage for fiscal 2021.

We have incurred or we expect to incur leasing commission costs of $325,000 in connection with three of these lease renewals and we have incurred or we expect to incur tenant improvement costs of $162,000 in connection with one of these lease renewals. The table below summarizes the lease term of the leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal terms.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)
Griffin (Atlanta), GA	Rinnai America Corporation	218,120	$3.81	$3.93	12/31/20	$4.22	$4.22	12/31/22	2.0	$-0-	$0.13
Fayetteville, NC	Victory Packaging, L.P.	148,000	3.33	3.50	2/28/21	3.40	3.25	2/28/25	4.0	-0-	0.20
Winston-Salem, NC	Style Crest, Inc.	106,507	3.39	3.77	3/31/21	4.10	3.90	3/31/26	5.0	0.30	-0-
Augusta, GA	FedEx Ground	59,358	8.64	8.64	6/30/21	8.64	8.64	6/30/23	2.0	-0-	-0-
Corpus Christi, TX	FedEx Ground	46,253	9.03	9.42	8/31/21	9.89	9.89	8/31/26	5.0	-0-	-0-
St. Joseph, MO	Woodstream Corporation	256,000	3.57	3.70	9/30/21	3.89	3.75	9/30/26	5.0	-0-	0.12
	Total	834,238
Weighted Average			$4.23	$4.40		$4.59	$4.49		3.8	$0.05	$0.10

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These six lease renewals have a U.S. GAAP straight-line lease rate of $4.59 per square foot. The renewed initial cash rent per square foot is $4.49. This compares to the former rent of $4.23 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $4.40 per square foot, resulting in an increase of 8.5% on a U.S. GAAP straight-line basis and an increase of 2.0% on a cash basis.

Effective October 1, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease, which was set to expire in 1.2 years on November 30, 2021. We simultaneously entered into a 10.4 year lease agreement with United Parcel Service, Inc. (UPS) which became effective November 1, 2020. The lease agreement with UPS provides for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot, will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease, which expires March 31, 2031. This compares to the former U.S GAAP straight-line rent of $574,000, representing $7.65 per square foot and former cash rent of $8.19 per square foot, resulting in a decrease of $33,000, representing a 5.8% decrease on a U.S GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provides for an additional 9.3 years of lease term versus the old lease with Cardinal Health.

Effective December 15, 2020, we entered into a 10.3 year lease with Hartford HealthCare Corporation for our previously vacant 55,000 square foot facility located in Newington (Hartford), CT, thereby increasing our current overall occupancy rate to 99.7%. The new lease has free rent for the first four months, after which initial annual rent will be $288,000, representing $5.25 per square foot with 2.0% annual increases thereafter, resulting in a U.S. GAAP straight-line annualized rent of $307,000, representing $5.60 per square foot over the life of the lease. Hartford HealthCare Corporation is rated “investment-grade” as defined by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com).

Rental Revenue increased $2.0 million, or 6%, for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. This increase was due to the acquisition of two new built-to-suit, net-leased, industrial properties located in the Columbus, OH and Atlanta, GA MSAs totaling approximately 1.1 million square feet during the three months ended December 31, 2020 and the increase was due to the fiscal 2020 acquisitions of five new built-to-suit, net-leased, industrial properties, located in the Indianapolis, IN, Columbus, OH, Greensboro, NC, Salt Lake City, UT and Oklahoma City, OK MSAs totaling approximately 1.2 million square feet.

Our single-tenant properties are subject to net-leases, which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. Reimbursement Revenue decreased $93,000, or 1%, Real Estate Tax Expense increased $282,000, or 6%, and Operating Expenses decreased $461,000, or 21% for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, resulting in a positive net effect on Net Income of $86,000. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended December 31, 2020 was 95% compared to 94% for the three months ended December 31, 2019.

General and Administrative Expenses increased $8,000, or 0%, for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. General and Administrative Expenses, as a percentage of gross revenue (which includes Rental Revenue, Reimbursement Revenue and Dividend Income) was 5.0% for the three months ended December 31, 2020 as compared to 5.0% for the three months ended December 31, 2019. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation) was 37 basis points for the three months ended December 31, 2020 as compared to 41 basis points for the three months ended December 31, 2019.

On December 23, 2019, our former General Counsel, Allison Nagelberg, announced her retirement effective December 31, 2019. In accordance with her severance package, during the first quarter of fiscal 2020, we incurred a one-time, Non-recurring Severance Expense of $786,000.

Depreciation increased $645,000, or 6%, for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. Amortization of Capitalized Lease Costs and Intangible Assets increased $56,000, or 7%, for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. These increases were primarily due to the acquisition of five industrial properties purchased during fiscal 2020. In addition, the increases in depreciation and amortization expenses were also the result of the capital improvements and leasing costs incurred over the last four quarters.

The recognition of Unrealized Holding Gains (Losses) Arising During the Periods was due to the adoption of ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which became effective at the beginning of the prior fiscal year. With the adoption of ASU 2016-01, the changes in net unrealized holding gains and losses are recognized through net income. Therefore, the implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Unrealized Holding Gain (Loss) arising during the three months ended December 31, 2020 and 2019 was $19.7 million and $(3.6) million, respectively. We recognized dividend income on our investments in securities of $1.6 million and $3.2 million for the three months ended December 31, 2020 and 2019, respectively, representing a $1.6 million decrease. This decrease is due to reduced dividends from our REIT securities portfolio. The REIT securities portfolio’s weighted average yield for the three months ended December 31, 2020 was approximately 5.0% as compared to 7.1% for the three months ended December 31, 2019. We held $126.3 million in marketable REIT securities as of December 31, 2020, representing 5.2% of our undepreciated assets.

Interest Expense, including Amortization of Financing Costs, decreased by $50,000, or 1%, for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. We had a decrease of 17 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.05% at December 31, 2019 to 3.88% at December 31, 2020. The decrease in Interest Expense, including Amortization of Financing Costs, was partially offset by an increase in the Fixed Rate Mortgage Notes Payable balance, which increased by $104.4 million from December 31, 2019 to December 31, 2020.

Preferred Dividend Expense increased by $2.1 million, or 34%, for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. These increases are due to the additional $158.0 million of 6.125% Series C Cumulative Redeemable Preferred Stock issued between December 31, 2019 and December 31, 2020.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $29.7 million and $18.9 million for the three months ended December 31, 2020 and 2019, respectively.

Real Estate Investments increased by $156.0 million from September 30, 2020 to December 31, 2020. This increase was mainly due to the purchase of two net-leased industrial properties, located in the Columbus, OH MSA and the Atlanta, GA MSA, totaling approximately 1.1 million square feet, for $170.0 million. The increase was partially offset by Depreciation Expense on Real Estate Investments for the three months ended December 31, 2020 of $12.1 million.

Securities Available for Sale increased by $17.5 million from September 30, 2020 to December 31, 2020. The increase was primarily due to an Unrealized Holding Gain of $19.7 million for the three months ended December 31, 2020.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable), increased by $88.7 million from September 30, 2020 to December 31, 2020. The increase was mostly due to the origination of two fully-amortizing mortgage loans for $104.0 million, with a weighted average interest rate of 3.11%, obtained in connection with the two industrial properties purchased during the first quarter of fiscal 2021. Details on these two fixed rate mortgages are as follows:

Property (MSA)	Mortgage amount (in thousands)	Maturity Date	Interest Rate
Columbus, OH	$47,000	1/1/2036	2.95%
Atlanta, GA	$57,000	1/1/2038	3.25%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $234,000. This increase was partially offset by scheduled payments of principal of $14.9 million. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $569,000, which is associated with two mortgages obtained in connection with two industrial properties purchased during the first quarter of fiscal 2021.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased by 17 basis points from the prior year quarter, from 4.05% at December 31, 2019 to 3.88% at December 31, 2020.

We are scheduled to repay a total of $79.2 million in mortgage principal payments over the next 12 months. We intend to make these principal payments from the cash on hand, funds generated from Cash from Operations, the DRIP, the At-The-Market Sales Agreement Program (Preferred Stock ATM Program), the Equity Distribution Agreement (Common Stock ATM Program), and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $29.7 million and $18.9 million for the three months ended December 31, 2020 and 2019, respectively. Dividends paid on common stock for the three months ended December 31, 2020 and 2019 were $16.7 million and $16.5 million, respectively (of which $1.0 million and $4.2 million, respectively, were reinvested). We pay dividends from cash generated from operations.

As of December 31, 2020, we held $126.3 million in marketable REIT securities, representing 5.2% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.4 billion as of December 31, 2020. In general, we may borrow up to 50% of the value of the marketable securities. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of December 31, 2020. At December 31, 2020, there was no amount drawn down under the margin loan. As of December 31, 2020, we had net Unrealized Holding Losses on our portfolio of $107.1 million as compared to net Unrealized Holding Losses of $126.8 million as of September 30, 2020, representing an Unrealized Holding Gain of $19.7 million for the three months ended December 31, 2020. There have been no open market purchases or sales of securities during the three months ended December 31, 2020. We recognized dividend income on our investments in securities of $1.6 million for the three months ended December 31, 2020. Subsequent to the December 31, 2020 quarter end, we sold marketable REIT securities for gross proceeds totaling $12.3 million, realizing a gain of $1.8 million.

On November 15, 2019, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.60%. As of the quarter end and currently, we do not have any amount drawn down under our Revolver, resulting in the full $225.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

As of December 31, 2020, we owned 121 properties, of which 64 carried mortgage loans with outstanding principal balances totaling $896.4 million. The 57 unencumbered properties could be refinanced to raise additional funds, although covenants in our New Facility limit the amount of unencumbered properties that can be mortgaged. As of December 31, 2020, Loans Payable represented $75.0 million outstanding under our Term Loan.

As of December 31, 2020, we had total assets of $2.1 billion and liabilities of $996.2 million. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of December 31, 2020 was approximately 29% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of December 31, 2020 was approximately 25%. Our debt consists of 92% amortizing fixed rate debt with a weighted average interest rate of 3.88% and a weighted average loan maturity of 11.5 years. We believe that we have the ability to meet our obligations and to generate funds for new investments.

On February 6, 2020, we entered into a Common Stock ATM Program with BMO Capital Markets Corp., B. Riley FBR, Inc., D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (together the “Distribution Agents”) under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate sales price of up to $150.0 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Agreement, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We implemented the Common Stock ATM program for the flexibility that it provides to opportunistically access the capital markets and to best time our equity capital needs as we close on acquisitions. To date, we have elected to not raise any equity though our Common Stock Equity Program.

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

On December 4, 2019, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018 with another Preferred Stock At-The-Market Sales Agreement Program that provides for the offer and sale from time to time of $125.0 million of our 6.125% Series C Preferred Stock, representing an additional $101.0 million, with $24.0 million being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on August 2, 2018.

On November 25, 2020, we replaced the Preferred Stock At-The-Market Sales Agreement Program entered into on December 4, 2019 with another new Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) that provides for the offer and sale from time to time of up to $150.0 million of our 6.125% Series C Preferred Stock, representing an additional $149.3 million, with $747,000 being carried over from the Preferred Stock At-The-Market Sales Agreement Program entered into on December 4, 2019.

Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through December 31, 2020, we sold 13.6 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.91 per share, and generated net proceeds, after offering expenses, of $332.4 million, of which 3.1 million shares were sold during the three months ended December 31, 2020 at a weighted average price of $24.88 per share, generating net proceeds after offering expenses of $76.0 million. As of December 31, 2020, there is $108.3 million remaining that may be sold under the Preferred Stock ATM Program.

As of December 31, 2020, 22.0 million shares of the 6.125% Series C Preferred Stock were issued and outstanding.

We raised $1.3 million (including dividend reinvestments of $1.0 million) from the issuance of 82,000 shares of common stock under our DRIP during the three months ended December 31, 2020. Of this amount, UMH Properties, Inc. (UMH), a related REIT, made total purchases of 13,000 common shares under our DRIP for a total cost of $205,000, or a weighted average cost of $15.68 per share.

During the three months ended December 31, 2020, we paid $16.7 million in total cash dividends, or $0.17 per share to common shareholders, of which $1.0 million was reinvested in the DRIP, representing a 6% participation rate.

On January 14, 2021, our Board of Directors declared a dividend of $0.18 per share to be paid March 15, 2021 to common shareholders of record as of the close of business on February 16, 2021. This represents a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share and represents an annualized dividend rate of $0.72 per share. This increase is the third dividend increase in the past five years, representing a total increase of 20%. We have maintained or increased our common stock cash dividend for 30 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis. We are also one of the few REITs that is paying out a higher per share dividend today than prior to the Global Financial Crisis.

During the three months ended December 31, 2020, we paid $7.8 million in Preferred Dividends, or $0.3828125 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2020 through November 30, 2020. As of December 31, 2020, we have accrued Preferred Dividends of $2.8 million covering the period December 1, 2020 to December 31, 2020. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. On January 14, 2021, our Board of Directors declared a dividend of $0.3828125 per share to be paid March 15, 2021 to the 6.125% Series C Preferred shareholders of record as of the close of business on February 16, 2021.

We use a variety of sources to fund our cash needs in addition to cash generated from operations. We may sell marketable securities from our investment portfolio, borrow on our unsecured line of credit facility or securities margin loans, finance or refinance debt, or raise capital through the DRIP, the Preferred Stock ATM Program, the Common Stock ATM Program or capital markets.

We have been raising capital through our DRIP, the Preferred Stock ATM Program, mortgage loans, draws on our unsecured line of credit, sale of marketable securities and funds generated from our investments in net-leased industrial properties. We may raise capital through registered direct placements, public offerings of common and preferred stock and through our Common Stock ATM Program. We believe that funds generated from operations, from the DRIP, from the Preferred Stock ATM Program, as well as our ability to raise funds from our Common Stock ATM Program, and our ability to finance and refinance our properties, and our availability under our unsecured line of credit, will provide sufficient funds to adequately meet our obligations over the next year.

On January 14, 2021, our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value. Although our Board of Directors has determined to explore strategic transactions, we are not obligated to pursue any particular transaction or any transaction at all. Even if our Board of Directors decides to pursue a particular strategy, there is no assurance that we will successfully implement its strategy. Our Board does not intend to disclose further developments unless and until it approves a specific action or otherwise concludes the review of strategic alternatives. In light of its consideration of strategic alternatives, our Board of Directors determined to suspend the Company’s DRIP on January 14, 2021 until further notice.

We have a concentration of properties leased to FedEx Corporation (FDX) and FDX subsidiaries, consisting of 63 separate stand-alone leases covering 11.2 million square feet as of December 31, 2020 and 60 separate stand-alone leases covering 10.4 million square feet as of December 31, 2019. In periods of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed supplies throughout the world. As of December 31, 2020, the 63 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 26 different states and have a weighted average lease maturity of 8.0 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 46% (5% to FDX and 41% to FDX subsidiaries) as of December 31, 2020 and 45% (5% to FDX and 40% to FDX subsidiaries) as of December 31, 2019.

As of December 31, 2020, the only tenants, other than FDX and its subsidiaries, that leased 5% or more of our total square footage were subsidiaries of Amazon.com, Inc (Amazon), which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements. As of December 31, 2020, no other tenant accounted for 5% or more of our total rental space.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (5% to FDX and 50% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2021, and was 58% (5% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020. The only tenants, other than FDX and its subsidiaries, that we estimate will comprise 5% or more of our total Rental and Reimbursement Revenue for fiscal 2021 are subsidiaries of Amazon, which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue for fiscal 2021 and was 6% for of our Annualized Rental and Reimbursement Revenue for fiscal 2020. For the three months ended December 31, 2020, no other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue.

FDX and Amazon are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A2”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings.

During the quarter ended December 31, 2020, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. The expansion resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We anticipate additional expansion work at this location which will further increase the rental rate and extend the lease term.

We have entered into agreements to purchase four new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Tennessee and Vermont. These four future acquisitions total 1.2 million square feet, with net-leased terms ranging from 10 to 15 years, and with a weighted average lease term of 12.8 years. The aggregate purchase price for these four properties is $169.3 million. Three of these four properties, consisting of approximately 694,000 square feet, or 57%, are leased for 15 years to FedEx Ground Package System, Inc., with the remaining property, consisting of approximately 530,000 square feet or 43%, leased for 10 years to Mercedes Benz US International, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing three of these transactions during fiscal 2021 and one in the first half of fiscal 2022. In connection with one of the four properties, we have entered into a commitment to obtain a 15 year, fully-amortizing mortgage loan totaling $35.5 million with a fixed interest rate of 2.62%.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway and one parking expansion project recently completed during the quarter. These six projects are expected to cost approximately $16.8 million. These parking expansion projects will enable us to increase rental rates while lengthening the terms of these leases. We are also in discussions to expand the parking at 11 additional locations bringing the total recently completed and potential parking lot expansion projects to 18 currently.

We intend to acquire additional net-leased industrial properties on long-term leases, primarily to investment grade tenants or their subsidiaries, and, when needed, expand our current properties. The funds may come from free cash flow from operations, mortgage loans, draws on our unsecured line of credit, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the Preferred Stock ATM Program, proceeds from the Common Stock ATM program, private placements and public offerings of common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Funds From Operations and Adjusted Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (Nareit), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. Included in the Nareit FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of Nareit FFO to make an election to include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude unrealized gains and losses from our investments in marketable equity securities from our FFO calculation. Nareit created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Adjusted Funds From Operations (AFFO) as FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, lease termination income, non-recurring severance expense, effect of non-cash U.S. GAAP straight-line rent adjustments and subtracting recurring capital expenditures. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and AFFO and, accordingly, our FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of our U.S. GAAP Net Income Attributable to Common Shareholders to our FFO and AFFO for the three months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended
	12/31/2020	12/31/2019
Net Income Attributable to Common Shareholders	$25,746	$3,528
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(19,721)	3,635
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	12,020	11,380
Plus: Amortization of Intangible Assets	532	508
Plus: Amortization of Capitalized Lease Costs	303	271
FFO Attributable to Common Shareholders	18,880	19,322
Plus: Depreciation of Corporate Office Capitalized Costs	57	53
Plus: Stock Compensation Expense	57	156
Plus: Amortization of Financing Costs	331	435
Plus: Non-recurring Severance Expense	-0-	786
Less: Lease Termination Income	(377)	-0-
Less: Recurring Capital Expenditures	(160)	(218)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(618)	(600)
AFFO Attributable to Common Shareholders	$18,170	$19,934

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the three months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended
	12/31/2020	12/31/2019

Operating Activities	$29,692	$18,872
Investing Activities	(166,774)	(81,741)
Financing Activities	142,845	59,073

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to December 31, 2020 (the date of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “10-K”) which could materially affect the Company’s business, financial condition or future results. The risks described in the 10-K and the 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes to the Risk Factors except as set forth below:

Our business could be negatively affected as a result of a potential proxy contest for the election of directors at our annual meeting or other shareholder activism.

In December 2020, we received notice from Blackwells of its intention to nominate four candidates to stand for election to our Board of Directors and make six nonbinding shareholder proposals and from Land & Buildings Investment Management, LLC (“Land & Buildings”) of its intention to nominate four candidates to stand for election to our Board of Directors and make one nonbinding shareholder proposal to be voted on at our 2021 annual meeting of shareholders. Previously, in December 2020, Blackwells made two non-binding, unsolicited and conditional proposals to acquire us, which our Board of Directors, after review and consideration with the assistance of its financial and legal advisors, determined were not in our best interest. If Blackwells, Land & Buildings or any other shareholder engages in a proxy contest or other shareholder activism, we could incur significant legal fees and proxy solicitation expenses, and such actions would require significant time and attention by management and our Board of Directors. The potential of a proxy contest or other shareholder activism could interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key business partners, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. The market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to shareholder activism.

Our consideration of strategic alternatives to maximize shareholder value may result in the use of a significant amount of our management resources or significant costs, and we may not be able to fully realize the potential benefit of any such transactions.

On January 14, 2021, our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value. Although our Board of Directors has determined to explore strategic transactions, we are not obligated to pursue any particular transaction or any transaction at all. Even if our Board of Directors decides to pursue a particular strategy, there is no assurance that we will successfully implement such strategy. We may devote a significant amount of our management resources to analyzing and pursuing a potential transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking such strategic alternatives regardless of whether a transaction is completed. In the event that we consummate a strategic alternative in the future, we cannot be certain that we would fully realize the potential benefit of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. - None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. - None

Item 6.	Exhibits

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE
INVESTMENT CORPORATION

Date:	February 4, 2021	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	February 4, 2021	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

