Form 10-Q
period 2021-03-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2021-05-06
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of May 1, 2021: 98,301,860

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2021

C O N T E N T S

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND SEPTEMBER 30, 2020

(in thousands except per share amounts)

	March 31, 2021 (Unaudited)	September 30, 2020
ASSETS
Real Estate Investments:
Land	$266,794	$250,497
Buildings and Improvements	1,945,880	1,793,367
Total Real Estate Investments	2,212,674	2,043,864
Accumulated Depreciation	(321,047)	(296,020)
Real Estate Investments	1,891,627	1,747,844

Cash and Cash Equivalents	19,383	23,517
Securities Available for Sale at Fair Value	131,654	108,832
Tenant and Other Receivables	2,735	5,431
Deferred Rent Receivable	14,383	12,856
Prepaid Expenses	13,206	7,554
Intangible Assets, net of Accumulated Amortization of $18,461 and $17,330, respectively	20,563	16,832
Capitalized Lease Costs, net of Accumulated Amortization of $4,893 and $4,286, respectively	5,600	5,631
Financing Costs, net of Accumulated Amortization of $551 and $356, respectively	1,185	1,380
Other Assets	8,080	9,906

TOTAL ASSETS	$2,108,416	$1,939,783

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF MARCH 31, 2021 AND SEPTEMBER 30, 2020

(in thousands except per share amounts)

	March 31, 2021 (Unaudited)	September 30, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$866,224	$799,507
Loans Payable	75,000	75,000
Accounts Payable and Accrued Expenses	4,642	3,998
Other Liabilities	26,450	23,673
Total Liabilities	972,316	902,178

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 26,600 and 21,900 Shares Authorized as of March 31, 2021 and September 30, 2020, respectively; 21,986 and 18,880 Shares Issued and Outstanding as of March 31, 2021 and September 30, 2020, respectively	549,640	471,994
Common Stock, $0.01 Par Value Per Share: 300,000 and 200,000 Shares Authorized as of March 31, 2021 and September 30, 2020, respectively; 98,301 and 98,054 Shares Issued and Outstanding as of March 31, 2021 and September 30, 2020, respectively	983	981
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of March 31, 2021 and September 30, 2020; No Shares Issued or Outstanding as of March 31, 2021 and September 30, 2020	0	0
Additional Paid-In Capital	588,049	568,998
Accumulated Other Comprehensive Loss	(2,572)	(4,368)
Undistributed Income	0	0
Total Shareholders’ Equity	1,136,100	1,037,605

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2,108,416	$1,939,783

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands)

	Three Months Ended		Six Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
INCOME:
Rental Revenue	$39,246	$35,114	$76,091	$69,983
Reimbursement Revenue	7,119	6,594	13,856	13,424
Lease Termination Income	0	0	377	0
TOTAL INCOME	46,365	41,708	90,324	83,407

EXPENSES:
Real Estate Taxes	5,604	5,029	10,922	10,064
Operating Expenses	2,039	1,634	3,775	3,831
General & Administrative Expenses	2,091	2,396	4,117	4,660
Non-recurring Strategic Alternative & Proxy Costs	1,993	0	2,239	0
Non-recurring Severance Expense	0	0	0	786
Depreciation	13,064	11,475	25,141	22,907
Amortization of Capitalized Lease Costs and Intangible Assets	879	767	1,687	1,521
TOTAL EXPENSES	25,670	21,301	47,881	43,769

OTHER INCOME (EXPENSE):
Dividend Income	1,587	3,404	3,195	6,642
Realized Gain on Sale of Securities Transactions	2,248	0	2,248	0
Unrealized Holding Gains (Losses) Arising During the Periods	19,186	(83,075)	38,906	(86,710)
Interest Expense, including Amortization of Financing Costs	(9,387)	(9,050)	(18,546)	(18,259)
TOTAL OTHER INCOME (EXPENSE)	13,634	(88,721)	25,803	(98,327)

NET INCOME (LOSS)	34,329	(68,314)	68,246	(58,689)

Less: Preferred Dividends	8,416	6,764	16,587	12,862

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$25,913	$(75,078)	$51,659	$(71,551)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020 – CONTINUED

	Three Months Ended		Six Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020

BASIC INCOME (LOSS) – PER SHARE
Net Income (Loss)	$0.35	$(0.70)	$0.70	$(0.60)
Less: Preferred Dividends	(0.09)	(0.07)	(0.17)	(0.13)
Net Income (Loss) Attributable to Common Shareholders - Basic	$0.26	$(0.77)	$0.53	$(0.73)

DILUTED INCOME (LOSS) – PER SHARE
Net Income (Loss)	$0.35	$(0.70)	$0.70	$(0.60)
Less: Preferred Dividends	(0.09)	(0.07)	(0.17)	(0.13)
Net Income (Loss) Attributable to Common Shareholders - Diluted	$0.26	$(0.77)	$0.53	$(0.73)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)
Basic	98,298	97,864	98,200	97,370
Diluted	98,496	97,941	98,352	97,466

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands)

	Three Months Ended		Six Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020

Net Income (Loss)	$34,329	$(68,314)	$68,246	$(58,689)
Other Comprehensive Income:
Change in Fair Value of Interest Rate Swap Agreement	1,363	0	1,796	0
TOTAL COMPREHENSIVE INCOME (LOSS)	35,692	(68,314)	70,042	(58,689)
Less: Preferred Dividends	8,416	6,764	16,587	12,862
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$27,276	$(75,078)	$53,455	$(71,551)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2020	$983	$549,640	$579,264	$0	$(3,935)	$1,125,952
Shares Issued in Connection with the DRIP (1)	0	0	89	0	0	89
Stock Compensation Expense	0	0	77	0	0	77
Distributions To Common Shareholders ($0.18 per share)	0	0	8,219	(25,913)	0	(17,694)
Stock Option Exercise	0	0	400	0	0	400
Net Income	0	0	0	34,329	0	34,329
Preferred Dividends ($0.3828125 per share)	0	0	0	(8,416)	0	(8,416)
Change in Fair Value of Interest Rate Swap Agreement	0	0	0	0	1,363	1,363
Balance March 31, 2021	$983	$549,640	$588,049	$0	$(2,572)	$1,136,100

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2019	$976	$391,643	$664,890	$0	$0	$1,057,509
Shares Issued in Connection with the DRIP (1)	7	0	8,612	0	0	8,619
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	37,572	(437)	0	0	37,135
Shares Issued Through the Exercise of Stock Options	0	0	409	0	0	409
Shares repurchased through the Common Stock Repurchase Plan	(3)	0	(3,206)	0	0	(3,209)
Stock Compensation Expense	0	0	114	0	0	114
Distributions To Common Shareholders ($0.17 per share)	0	0	(91,734)	75,078	0	(16,656)
Net Income (Loss)	0	0	0	(68,314)	0	(68,314)
Preferred Dividends ($0.3828125 per share)	0	0	0	(6,764)	$0	(6,764)
Balance March 31, 2020	$980	$429,215	$578,648	$0	$0	$1,008,843

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance September 30, 2020	$981	$471,994	$568,998	$0	$(4,368)	$1,037,605
Shares Issued in Connection with the DRIP (1)	1	0	1,347	0	0	1,348
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	77,646	(1,688)	0	0	75,958
Stock Compensation Expense	0	0	134	0	0	134
Distributions To Common Shareholders ($0.35 per share)	0	0	17,293	(51,659)	0	(34,366)
Stock Option Exercise	1	0	1,965	0	0	1,966
Net Income	0	0	0	68,246	0	68,246
Preferred Dividends ($0.765625 per share)	0	0	0	(16,587)	0	(16,587)
Change in Fair Value of Interest Rate Swap Agreement	0	0	0	0	1,796	1,796
Balance March 31, 2021	$983	$549,640	$588,049	$0	$(2,572)	$1,136,100

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance September 30, 2019	$964	$347,678	$662,401	$0	$0	$1,011,043
Shares Issued in Connection with the DRIP (1)	18	0	24,110	0	0	24,128
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	81,537	(1,249)	0	0	80,288
Shares Issued Through the Exercise of Stock Options	1	0	1,015	0	0	1,016
Shares repurchased through the Common Stock Repurchase Plan	(3)	0	(3,206)	0	0	(3,209)
Stock Compensation Expense	0	0	270	0	0	270
Distributions To Common Shareholders ($0.34 per share)	0	0	(104,693)	71,551	0	(33,142)
Net Income (Loss)	0	0	0	(58,689)	0	(58,689)
Preferred Dividends ($0.765625 per share)	0	0	0	(12,862)	0	(12,862)
Balance March 31, 2020	$980	$429,215	$578,648	$0	$0	$1,008,843

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands)

	Six Months Ended
	3/31/2021	3/31/2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$68,246	$(58,689)
Noncash Items Included in Net Income (Loss):
Depreciation & Amortization	27,505	25,186
Deferred Straight Line Rent	(1,661)	(1,232)
Stock Compensation Expense	134	270
Securities Available for Sale Received as Dividend Income	(494)	(745)
Realized Gain on Sale of Securities Transactions	(2,248)	0
Unrealized Holding (Gains) Losses Arising During the Periods	(38,906)	86,710
Changes In:
Tenant & Other Receivables	2,747	(2,302)
Prepaid Expenses	(5,652)	(5,201)
Other Assets & Capitalized Lease Costs	(654)	(1,380)
Accounts Payable, Accrued Expenses & Other Liabilities	5,409	5,237
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,426	47,854

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(170,568)	(99,424)
Capital Improvements	(3,560)	(3,314)
Return of Deposits on Real Estate	5,000	1,300
Deposits Paid on Acquisitions of Real Estate	(3,210)	(200)
Proceeds from the Sale of Securities Transactions	16,327	0
Proceeds from Securities Available for Sale Called for Redemption	2,500	250
NET CASH USED IN INVESTING ACTIVITIES	(153,511)	(101,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Repayments on Loans Payable	0	(20,000)
Proceeds from Fixed Rate Mortgage Notes Payable	104,000	61,900
Principal Payments on Fixed Rate Mortgage Notes Payable	(37,196)	(27,191)
Financing Costs Paid on Debt	(569)	(2,078)
Proceeds from the Exercise of Stock Options	1,966	1,016
Proceeds from At-The-Market 6.125% Series C Preferred Stock, net of offering costs	75,958	80,288
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	320	18,489
Shares repurchased through the Common Stock Repurchase Plan	0	(3,209)
Preferred Dividends Paid	(16,190)	(12,445)
Common Dividends Paid, net of Reinvestments	(33,338)	(27,502)
NET CASH PROVIDED BY FINANCING ACTIVITIES	94,951	69,268

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,134)	15,734
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23,517	20,179
CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,383	$35,913

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2021

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of March 31, 2021, we owned 121 properties with total square footage of 24.6 million, as compared to 119 properties with total square footage of 23.4 million as of September 30, 2020. Our occupancy rate at the end of the quarter was 99.7% as compared to 99.4% as of September 30, 2020. Subsequent to quarter end, on April 15, 2021, we sold our 60,400 square foot building located in Carlstadt (New York, NY), NJ. As this property was one of our two joint venture holdings, we now have only one property that is not wholly-owned by MREIC (Somerset, NJ). Our properties are located in 31 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. As of the quarter ended March 31, 2021, our weighted average lease term was 7.4 years and our annualized average base rent per occupied square foot was $6.51. As of March 31, 2021, the weighted average building age, based on the square footage of our buildings, was 9.9 years.

The future effects of the evolving impact of the COVID-19 Pandemic are uncertain however, at this time COVID-19 has not had a material adverse effect on our financial condition. We invest in modern single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. Our investments are exclusively situated in the continental United States, and are primarily located in strategic locations that are mission-critical to our tenants’ needs. In many cases our buildings are highly automated in order to better serve the omni-channel distribution networks that have become essential today. Approximately 83% of our revenue is derived from investment-grade tenants, or their subsidiaries as defined by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to S&P Global Ratings and Moody’s are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites.

For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 Pandemic has created an even greater move towards on-line shopping. As a result of state and local government-mandated shutdowns, public health guidance and changing consumer demand, ecommerce sales as a percentage of total retail sales has substantially increased during the past year. The COVID-19 Pandemic has also created a need for supply chain reconfiguration. It is estimated that ecommerce sales require three times the warehouse space relative to brick and mortar retail sales. Increased inventory stocking is currently taking place across many industries and it appears that this trend will continue in order to accommodate surges in demand.

Our portfolio of modern, net-leased industrial properties continues to provide shareholders with reliable and predictable income streams. Our resilient occupancy rates and rent collection results during these challenging times highlight the mission-critical nature of our assets and underscore the essential need for our tenants’ operations. Furthermore, because our weighted average lease term is 7.4 years and our weighted average fixed rate mortgage debt maturity is 11.3 years, we expect our cash flow to remain resilient over long periods of time. Our overall occupancy rate and our base rent collections have remained strong throughout the COVID-19 Pandemic. Our overall occupancy rate has been over 99% throughout the Pandemic and was 99.7% during the current quarter. Our base rent collections have averaged 99.9% throughout the COVID-19 Pandemic and we expect future months to be consistent with this trend.

On May 4, 2021, we announced that, following a comprehensive strategic alternatives process, we entered into a definitive merger agreement with Equity Commonwealth, a New York Stock Exchange traded real estate investment trust, by which Equity Commonwealth will acquire MREIC in an all-stock transaction. See Note 10-Subsequent Events.

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

We follow the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on our evaluation, we determined that we have no uncertain tax positions and no unrecognized tax benefits as of March 31, 2021. We record interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of March 31, 2021, the fiscal tax years 2017 through and including 2020 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $77,000 and $114,000 for the three months ended March 31, 2021 and 2020, respectively and amounted to $134,000 and $270,000 for the six months ended March 31, 2021 and 2020, respectively.

During the six months ended March 31, 2021 and 2020, the following stock options, which vest one year after grant date, were granted under our Stock Option Plan:

Date of Grant	Number of Employees	Number of Shares (in thousands)	Option Price	Expiration Date
01/13/21	1	65	$16.46	01/13/29
01/13/20	1	65	$14.55	01/13/28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year indicated:

	Fiscal 2021	Fiscal 2020
Dividend yield	4.37%	4.67%
Expected volatility	20.17%	18.40%
Risk-free interest rate	0.80%	1.76%
Expected lives (years)	8	8
Estimated forfeitures	0	0

The weighted average fair value of options granted during the six months ended March 31, 2021 and 2020 was $1.49 and $1.24 per share subject to the option.

During the six months ended March 31, 2021 and 2020, no shares of restricted stock were granted. During the six months ended March 31, 2021, three participants exercised options to purchase 159,000 shares of common stock at a weighted average price of $12.37 per share for total proceeds of $2.0 million. During the six months ended March 31, 2020, two participants exercised options to purchase 95,000 shares of common stock at a weighted average price of $10.69 per share for total proceeds of $1.0 million. As of March 31, 2021, a total of 1.2 million shares were available for grant as stock, stock options, restricted stock, or other equity-based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of March 31, 2021, there were outstanding options to purchase 856,000 shares with an aggregate intrinsic value of $3.5 million.

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

Only four of our 121 properties have leases that contain an early termination provision. These four properties contain 260,000 total rentable square feet, representing 1% of our total rentable square feet. Our leases with early termination provisions are our 36,000 square foot location in Urbandale (Des Moines), IA, our 39,000 square foot location in Rockford, IL, our 83,000 square foot location in Roanoke, VA and our 102,000 square foot location in O’Fallon (St. Louis), MO. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fee to be paid to us from the four tenants with leases that have a termination provision amounts to $2.0 million.

Gains on Sale of Real Estate Investment

Gains on the sale of real estate investment is recognized when the profit on a given sale is determinable, and the seller is not obliged to perform significant activities after the sale to earn such profit.

Recent Accounting Pronouncements

In April 2020, FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic that allows entities to treat the concession as if it was a part of the existing contract instead of applying lease modification accounting. This guidance is only applicable to the COVID-19 Pandemic related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected this option relating to qualifying rent deferral and rent abatement agreements. For qualifying lease modifications with rent deferrals, this results in no change to our revenue recognition but an increase in the lease receivable balance until the deferred rent has been repaid. For qualifying lease modifications that include rent abatement concessions, this results in a direct reduction of rental income in the current period. As of March 31, 2021, we have entered into rent deferral agreements related to the COVID-19 Pandemic representing approximately $438,000 of base rent otherwise owed during the months of April through October 2020 representing 31 basis points of our total annual base rent. As of the quarter end, we have collected 85% of this $438,000 deferred rent amount.

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

The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying Term Loan. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value). The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of March 31, 2021, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of this derivative of $2.6 million and $4.4 million as of March 31, 2021 and September 30, 2020, respectively, was recorded as a component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets, with the corresponding liability included in Other Liabilities. The change in the fair value of the interest rate swap agreement is reflected in the Consolidated Statement of Comprehensive Income and amounted to $1.4 million and $1.8 million for the three and six months ended March 31, 2021.

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

In addition, common stock equivalents of 198,000 and 77,000 shares are included in the diluted weighted average shares outstanding for the three months ended March 31, 2021 and 2020, respectively, and common stock equivalents of 151,000 and 96,000 shares are included in the diluted weighted average shares outstanding for the six months ended March 31, 2021 and 2020. For the diluted weighted average shares outstanding for the three months ended March 31, 2021 and 2020, 65,000 and 315,000 options to purchase shares of common stock were antidilutive. For the diluted weighted average shares outstanding for the six months ended March 31, 2021 and 2020, 130,000 and 195,000 options to purchase shares of common stock, respectively, were antidilutive.

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

We evaluated the property acquisitions which took place during the six months ended March 31, 2021, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the properties purchased during fiscal 2021 as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $576,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes our purchase price allocation for these properties acquired during the six months ended March 31, 2021 that is accounted for as an asset acquisition (in thousands):

Land	$16,297
Building	149,408
In-Place Leases	4,863

The following table summarizes the operating results included in our Consolidated Statements of Income for the properties acquired during the six months ended March 31, 2021 (in thousands):

	Three Months Ended 3/31/2021	Six Months Ended 3/31/2021

Rental Revenues	$2,517	$2,830
Net Income Attributable to Common Shareholders	957	1,233

Expansions

During the six months ended March 31, 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million, which resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We will soon be starting the second phase of this parking expansion project at this location, which will increase the rental rate further and extend the lease term.

Proforma information

The following unaudited pro-forma condensed financial information has been prepared utilizing our historical financial statements and the effect of the reduction of revenue and expenses that will no longer be generated from a property that was sold after March 31, 2021 and the effect of additional revenue and expenses generated from properties acquired and expanded during fiscal 2021 to date, and during fiscal 2020, assuming that the property acquisitions, completed expansions and the sale of one property had occurred as of October 1, 2019, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions and expansions. Furthermore, the net proceeds raised from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro-forma Basic and Diluted Net Income per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares issued pursuant to the DRIP, as if all such shares has been issued on October 1, 2019. Additionally, the net proceeds raised from the issuance of additional shares of our 6.125 %Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), through our At-The-Market Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro-forma preferred dividend has been adjusted to account for its effect on pro-forma Net Income Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2019. The unaudited pro-forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended (in thousands, except per share amounts)
	3/31/2021		3/31/2020
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$39,246	$39,086	$35,114	$39,060

Net Income (Loss) Attributable to Common Shareholders	$25,913	$25,862	$(75,078)	$(75,483)

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$0.26	$0.26	$(0.77)	$(0.77)

	Six Months Ended (in thousands, except per share amounts)
	3/31/2021		3/31/2020
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$76,091	$78,008	$69,983	$77,992

Net Income (Loss) Attributable to Common Shareholders	$51,659	$51,833	$(71,551)	$(72,893)

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$0.53	$0.53	$(0.73)	$(0.74)

Tenant Concentration

We have a concentration of properties leased to FedEx Corporation (FDX) and FDX subsidiaries, consisting of 63 separate stand-alone leases covering 11.2 million square feet as of March 31, 2021 and 60 separate stand-alone leases covering 10.4 million square feet as of March 31, 2020. FDX is experiencing record demand due to the continued strong growth in ecommerce. Additionally, in periods of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed supplies throughout the world. As of March 31, 2021, the 63 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 26 different states and have a weighted average lease maturity of 7.8 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 46% (5% to FDX and 41% to FDX subsidiaries) as of March 31, 2021 and 45% (5% to FDX and 40% to FDX subsidiaries) as of March 31, 2020.

As of March 31, 2021, the only tenants, other than FDX and its subsidiaries, that leased 5% or more of our total square footage were subsidiaries of Amazon.com, Inc (Amazon), which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (5% to FDX and 50% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2021, and was 58% (5% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020. The only tenants, other than FDX and its subsidiaries, that we estimate will comprise 5% or more of our total Rental and Reimbursement Revenue for fiscal 2021 are subsidiaries of Amazon, which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue for fiscal 2021 and was 6% for of our Annualized Rental and Reimbursement Revenue for fiscal 2020. For the six months ended March 31, 2021, no other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue.

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $131.7 million as of March 31, 2021. We limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.4 billion as of March 31, 2021. Our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our $131.7 million investment in marketable REIT securities as of March 31, 2021 represented 5.4% of our undepreciated assets. We normally hold REIT securities long-term and intend to hold these securities to recovery.

We recognized dividend income on our investments in securities of $1.6 million and $3.2 million for the three and six months ended March 31, 2021. There have been no open market purchases of securities during the six months ended March 31, 2021. We owned a total of 1.4 million common shares in UMH Properties, Inc. (UMH), a related REIT, as of March 31, 2021, at a total cost of $14.4 million and a fair value of $26.0 million, representing an 81% unrealized gain. Dividends received from our UMH common shares are reinvested through UMH’s Dividend Reinvestment and Stock Purchase Plan. During the six months ended March 31, 2021, UMH redeemed all of its outstanding 8.00% Series B Cumulative Redeemable Preferred Stock at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends, of which we owned 100,000 shares at a total cost of $2.5 million.

In addition to the $2.5 million of UMH 8.00% Series B Cumulative Redeemable Preferred Stock that was redeemed during the six months ended March 31, 2021, we also sold marketable REIT securities for gross proceeds totaling $16.3 million with an original cost basis of $14.1 million, resulting in a realized gain of $2.2 million.

As of March 31, 2021, we had total net unrealized holding losses on our securities portfolio of $87.9 million. As a result of the adoption of ASU 2016-01, we recognized Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income for the three and six months ended March 31, 2021 of $19.2 million and $38.9 million, respectively. The components of the Unrealized Holding Gains (Losses) Arising During the Periods included in the accompanying Consolidated Statements of Income are as follows:

	Three Months Ended		Six Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Unrealized Holding Gains (Losses)	$21,434	$(83,075)	$41,154	$(86,710)
Reclassification Adjustment for Net Gains Realized in Income	(2,248)	0	(2,248)	0
Unrealized Holding Gains (Losses) Arising During the Period	$19,186	$(83,075)	$38,906	$(86,710)

NOTE 5 – DEBT

For the three months ended March 31, 2021 and 2020, amortization of financing costs included in interest expense was $346,000 and $322,000, respectively. For the six months ended March 31, 2021 and 2020, amortization of financing costs included in interest expense was $676,000 and $758,000, respectively.

As of March 31, 2021, we owned 121 properties, of which 62 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $874.2 million. Subsequent to quarter end, on April 15, 2021, we sold our 60,400 square foot building located in Carlstadt (New York, NY), NJ and we paid off the mortgage in the amount of $1.1 million. The following is a summary of our Fixed Rate Mortgage Notes Payable as of March 31, 2021 and September 30, 2020 (in thousands):

	3/31/2021		9/30/2020
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$874,175	3.87%	$807,371	3.98%

Debt Issuance Costs	$12,831		$12,377
Accumulated Amortization of Debt Issuance Costs	(4,880)		(4,513)
Unamortized Debt Issuance Costs	$7,951		$7,864

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$866,224		$799,507

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of March 31, 2021, interest payable on these mortgages were at fixed rates ranging from 2.95% to 6.875%, with a weighted average interest rate of 3.87%. This compares to a weighted average interest rate of 3.98% as of September 30, 2020 and 4.04% as of March 31, 2020. As of March 31, 2021, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.3 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.1 years as of September 30, 2020 and 11.3 years as of March 31, 2020.

In connection with the two properties acquired during the six months ended March 31, 2021, which are located in the Columbus, OH and Atlanta, GA MSAs (as described in Note 3), we obtained a 15 year fully-amortizing mortgage loan and a 17 year fully-amortizing loan, respectively. The two mortgage loans originally totaled $104.0 million with a weighted average maturity of 16.1 years and a weighted average interest rate of 3.11%.

On January 26, 2021, we fully prepaid a $6.2 million mortgage loan for our property located in Kansas City, MO. The loan was originally set to mature on December 1, 2021 and had an interest rate of 5.18%. On February 26, 2021, we fully prepaid a $159,000 mortgage loan for our property located in Topeka, KS. The loan was originally set to mature on August 10, 2021 and had an interest rate of 6.50%.

On November 15, 2019, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.56%. As of the quarter end and currently, we do not have any amount drawn down under our Revolver, resulting in the full $225.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

From time to time we may use a margin loan for temporary funding of acquisitions and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of March 31, 2021 and 2020. At March 31, 2021 and 2020, there were no amounts drawn down under the margin loan.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of March 31, 2021 consisted of 300.0 million shares of common stock, of which 98.3 million shares were issued and outstanding, 26.6 million authorized shares of 6.125% Series C Preferred Stock, of which 22.0 million shares were issued and outstanding, and 200.0 million authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

We raised $1.3 million (including dividend reinvestments of $1.0 million) from the issuance of 87,000 shares of common stock under our DRIP during the six months ended March 31, 2021. During the six months ended March 31, 2021, we paid $34.4 million in total cash dividends, or $0.35 per share, to common shareholders, of which $1.0 million was reinvested in the DRIP.

On January 14, 2021, our Board of Directors approved a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share. This represents an annualized dividend rate of $0.72 per share. This increase represents the third dividend increase in the past five years, representing a total increase of 20%. We have maintained or increased our common stock cash dividend for 30 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis. We are also one of the few REITs that is paying out a higher per share dividend today than prior to the Global Financial Crisis. On April 1, 2021, our Board of Directors declared a dividend of $0.18 per share to be paid June 15, 2021 to common shareholders of record as of the close of business on May 17, 2021.

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

Under the Program, during fiscal 2020, we repurchased 400,000 shares of our common stock for $4.3 million at an average price of $10.69 per share. These are the only repurchases made under the Program to date and we may elect not to repurchase any additional common stock in the future. The remaining maximum dollar value that may be purchased under the Program as of March 31, 2021 is $45.7 million.

6.125% Series C Cumulative Redeemable Preferred Stock

During the six months ended March 31, 2021, we paid $16.2 million in Preferred Dividends, or $0.765625 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2020 through February 28, 2021. As of March 31, 2021, we had accrued Preferred Dividends of $2.8 million covering the period March 1, 2021 to March 31, 2021. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. On April 1, 2021, our Board of Directors declared a dividend of $0.3828125 per share to be paid June 15, 2021 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 17, 2021.

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

Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through March 31, 2021, we sold 13.6 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.91 per share, and generated net proceeds, after offering expenses, of $332.4 million, of which 3.1 million shares were sold during the six months ended March 31, 2021 at a weighted average price of $24.88 per share, generating net proceeds after offering expenses of $76.0 million. As of March 31, 2021, there is $108.3 million remaining that may be sold under the Preferred Stock ATM Program. No shares have been sold pursuant to the Preferred Stock ATM Program since December 2020.

As of March 31, 2021, 22.0 million shares of our 6.125% Series C Preferred Stock were outstanding.

NOTE 7 - FAIR VALUE MEASUREMENTS

We follow ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at March 31, 2021 and September 30, 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2021:
Equity Securities – Preferred Stock	$4,437	$4,437	$0	$0
Equity Securities – Common Stock	127,216	127,216	0	0
Mortgage Backed Securities	1	1	0	0
Interest Rate Swap	(2,572)	0	(2,572)	0
Total Securities Available for Sale at Fair Value	$129,082	$131,654	$(2,572)	$0

As of September 30, 2020:
Equity Securities – Preferred Stock	$5,860	$5,860	$0	$0
Equity Securities – Common Stock	102,971	102,971	0	0
Mortgage Backed Securities	1	1	0	0
Interest Rate Swap	(4,368)	0	(4,368)	0
Total Securities Available for Sale at Fair Value	$104,464	$108,832	$(4,368)	$0

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At March 31, 2021, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $918.1 million and the carrying value amounted to $874.2 million. When we acquired a property, we allocated the purchase price based upon relative fair value of all the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements were estimated based upon independent third-party appraisals and fell within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended March 31, 2021 and 2020 was $17.9 million and $17.5 million, respectively.

During the six months ended March 31, 2021 and 2020, we had dividend reinvestments of $1.0 million and $5.6 million, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

We have entered into agreements to purchase six new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Georgia, Tennessee, Texas and Vermont. These six future acquisitions total 1.8 million square feet, with net-leased terms ranging from 10 to 15 years, resulting in a weighted average lease term of 13.5 years. The aggregate purchase price for these six properties is $238.1 million. Five of these six properties, consisting of approximately 1.3 million square feet, or 70%, are leased for 15 years to FedEx Ground Package System, Inc., with the remaining property, consisting of approximately 530,000 square feet or 30%, leased for 10 years to Mercedes Benz US International, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing three of these transactions during fiscal 2021, two in the first half of fiscal 2022 and one in the second half of fiscal 2022. In connection with five of the six properties, we have entered into commitments to obtain five, 15 year, fully-amortizing mortgage loans, totaling $128.1 million with fixed interest rates ranging from 2.5% to 3.05%, resulting in a weighted average fixed interest rate of 2.74%.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are eight parking expansion projects underway which we expect to cost approximately $31.4 million. In addition, the first phase of a parking expansion project was completed during the prior quarter at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. This first phase of the expansion resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We will soon be starting the second phase of this parking expansion project at this location, which will increase the rental rate further and extend the lease term. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at nine additional locations bringing the total recently completed and potential parking lot expansion projects to 18 currently.

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

As announced on May 4, 2021, following a comprehensive strategic alternatives process, we entered into a definitive merger agreement with Equity Commonwealth pursuant to which Equity Commonwealth will acquire the Company in an all-stock transaction. Under the terms of the merger agreement, our common stockholders will receive 0.67 shares of Equity Commonwealth stock for every share of our common stock they own. The transaction is expected to close during the second half of calendar 2021, subject to customary closing conditions, including the approval of common stockholders of both Equity Commonwealth and Monmouth.

On April 1, 2021, our Board of Directors declared a dividend of $0.18 per share to be paid June 15, 2021 to common shareholders of record as of the close of business on May 17, 2021.

On April 1, 2021, our Board of Directors declared a dividend of $0.3828125 per share to be paid June 15, 2021 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 17, 2021.

Subsequent to the March 31, 2021 quarter end, on April 15, 2021, we sold our 60,400 square foot building located in Carlstadt (New York, NY), NJ for $13.0 million. Prior to the sale, we owned a 51% interest in this property. Our 51% portion of the sale proceeds resulted in a U.S. GAAP net realized gain of approximately $4.2 million, representing a 206% gain over the depreciated U.S. GAAP basis and a net realized gain over our historic undepreciated cost basis of approximately $3.6 million, representing a 132% net gain over our historic undepreciated cost basis.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	the ability of our tenants to make payments under their respective leases;
●	our reliance on certain major tenants;
●	our ability to re-lease properties that are currently vacant or that become vacant;
●	our ability to obtain suitable tenants for our properties;
●	changes in real estate market conditions, economic conditions in the industrial sector, the markets in which our properties are located and general economic conditions;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;
●	our ability to acquire, finance and sell properties on attractive terms;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all;
●	the loss of any member of our management team;
●	our ability to comply with debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	continued availability of proceeds from issuances of our debt or equity securities;
●	the availability of other debt and equity financing alternatives;
●	changes in interest rates, including the replacement of the LIBOR reference rate, under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;
●	our ability to successfully implement our selective acquisition strategy;
●	our ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences;
●	declines in the market prices of our investment securities;

●	the effect of COVID-19 on our business and general economic conditions;
●	our ability to qualify as a REIT for federal income tax purposes;
●	potential adverse effects on our business as a result of a publicly announced proxy contest for the election of directors at our annual meeting or other shareholder activism;

●	inability to complete the proposed transaction with Equity Commonwealth because, among other reasons, one or more conditions to the closing of the proposed transaction may not be satisfied or waived;
●	uncertainty as to the timing of completion of the proposed transaction;
●	potential adverse effects or changes to relationships with Equity Commonwealth’s or Monmouth’s respective tenants, employees, service providers or other parties resulting from the announcement or completion of the proposed transaction;
●	the outcome of any legal proceedings that may be instituted against the parties and others related to the merger agreement;
●	possible disruptions from the proposed transaction that could harm Equity Commonwealth’s or Monmouth’s respective business, including current plans and operations;
●	unexpected costs, charges or expenses resulting from the proposed transaction; and
●	uncertainty of the expected financial performance of Equity Commonwealth following completion of the proposed transaction, including the possibility that the benefits anticipated from the proposed transaction will not be realized or will not be realized within the expected time period.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. Although we have entered into the merger agreement with Equity Commonwealth, there can be no assurance that the merger and other transactions contemplated by the merger agreement will be completed.

Merger with Equity Commonwealth

As previously announced, in January 2021, our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value. Following a comprehensive strategic alternatives process, on May 4, 2021, we entered into a definitive merger agreement with Equity Commonwealth under which, on the terms and subject to the conditions set forth in the merger agreement, the Company will merge with and into a new wholly-owned subsidiary of Equity Commonwealth, resulting in Equity Commonwealth acquiring the Company in an all-stock transaction. The merger agreement provides that, upon closing of the merger, our common stockholders will receive 0.67 shares of Equity Commonwealth stock for every share of our common stock they own. We plan to continue to pay our regular quarterly common stock dividend and our Series C Cumulative Redeemable Preferred Stock dividend until closing of the transaction. The transaction is expected to close during the second half of calendar 2021, subject to customary closing conditions, including approval by common stockholders of both Equity Commonwealth and the Company.

This proposed merger is the culmination of the comprehensive strategic alternatives review conducted by our Board. As part of the review, our Board of Directors, working with the Company’s legal and financial advisors, carefully considered a full range of strategic alternatives. The Company and its advisors engaged with and solicited proposals from a broad range of highly reputable strategic and financial counterparties, all with significant access to capital, comprising approximately 100 different potential buyers, including industrial, triple-net and other REITs, private equity sponsors, sovereign wealth funds and pension funds, among other domestic and international investors. At the conclusion of this process, the Board unanimously concluded that the merger with Equity Commonwealth is the best outcome to maximize long-term value for the Company’s stockholders.

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

During the six months ended March 31, 2021, we purchased two new built-to-suit, net-leased, industrial properties, located in the Columbus, OH, and Atlanta, GA Metropolitan Statistical Areas (MSAs) totaling approximately 1.1 million square feet, for $170.0 million. The two properties are net-leased for terms of 15 and 20 years, respectively resulting in a weighted average lease term of 17.9 years and are expected to generate annualized rental income over the life of their leases of $10.1 million. In connection with the two properties acquired during the six months ended March 31, 2021, we obtained a 15 year, fully-amortizing mortgage loan and a 17 year, fully-amortizing mortgage loan, respectively. The two mortgage loans originally totaled $104.0 million with a weighted average maturity of 16.1 years and a weighted average fixed interest rate of 3.11%. As of March 31, 2021, we owned 121 properties with total square footage of 24.6 million. These properties are located in 31 states. Subsequent to quarter end, on April 15, 2021, we sold our 60,400 square foot building located in Carlstadt (New York, NY), NJ. As of the quarter ended March 31, 2021, our weighted average lease term was 7.4 years, our occupancy rate was 99.7%, and our annualized average base rent per occupied square foot was $6.51. As of March 31, 2021, the weighted average building age, based on the square footage of our buildings, was 9.9 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $131.7 million, were $2.2 billion as of March 31, 2021.

See PART I, Item 1 – Business in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 for a more complete discussion of the economic and industry-wide factors relevant to us and the opportunities, challenges, and risks on which we are focused.

The future effects of the COVID-19 Pandemic are uncertain, however, at this time COVID-19 has not had a material adverse effect on our financial condition. We invest in modern single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. Our investments are exclusively situated in the continental United States, and are primarily located in strategic locations that are mission-critical to our tenants’ needs. In many cases our buildings are highly automated in order to better serve the omni-channel distribution networks that have become essential today. Approximately 83% of our revenue is derived from investment-grade tenants, or their subsidiaries as defined by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to S&P Global Ratings and Moody’s are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites.

For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 Pandemic has created an even greater move towards on-line shopping. As a result of state and local government-mandated shutdowns, public health guidance and changing consumer demand, ecommerce sales as a percentage of total retail sales has substantially increased during the past year. The COVID-19 Pandemic has also created a need for supply chain reconfiguration. It is estimated that ecommerce sales require three times the warehouse space relative to brick and mortar retail sales. Increased inventory stocking is currently taking place across many industries and it appears that this trend will continue in order to accommodate surges in demand.

Our portfolio of modern, net-leased industrial properties, continues to provide shareholders with reliable and predictable income streams. Our resilient occupancy rates and rent collection results during these challenging times, highlight the mission-critical nature of our assets and underscore the essential need for our tenants’ operations. Furthermore, because our weighted average lease term is 7.4 years and our weighted average fixed rate mortgage debt maturity is 11.3 years, we expect our cash flow to remain resilient over long periods of time.

Our overall occupancy rate and our base rent collections have remained strong throughout the COVID-19 Pandemic. Our base rent collections have averaged 99.9% throughout the COVID-19 Pandemic and we expect future months to be consistent with this trend. Our overall occupancy rate and our base rent collections during the COVID-19 Pandemic were as follows:

Month	Occupancy	Percentage of Base Rent Collected
March 2020	99.4%	100.0%
April 2020	99.4%	99.9%
May 2020	99.4%	99.9%
June 2020	99.4%	99.9%
July 2020	99.4%	99.9%
August 2020	99.4%	99.7%
September 2020	99.4%	99.8%
October 2020	99.4%	99.8%
November 2020	99.4%	99.9%
December 2020	99.7%	99.9%
January 2021	99.7%	99.9%
February 2021	99.7%	99.9%
March 2021	99.7%	99.9%
April 2021	99.7%	99.9%

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

The following is a reconciliation of our Net Income Attributable to Common Shareholders to our NOI for the three and six months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Net Income (Loss) Attributable to Common Shareholders	$25,913	$(75,078)	$51,659	$(71,551)
Plus: Preferred Dividend Expense	8,416	6,764	16,587	12,862
Plus: General & Administrative Expenses	2,091	2,396	4,117	4,660
Plus: Non-recurring Strategic Alternative & Proxy Costs	1,993	-0-	2,239	-0-
Plus: Non-recurring Severance Expense	-0-	-0-	-0-	786
Plus: Depreciation	13,064	11,475	25,141	22,907
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	879	767	1,687	1,521
Plus: Interest Expense, including Amortization of Financing Costs	9,387	9,050	18,546	18,259
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(19,186)	83,075	(38,906)	86,710
Less: Dividend Income	(1,587)	(3,404)	(3,195)	(6,642)
Less: Gain on Sale of Securities Transactions	(2,248)	-0-	(2,248)	-0-
Less: Lease Termination Income	-0-	-0-	(377)	-0-
Net Operating Income- NOI	$38,722	$35,045	$75,250	$69,512

The components of our NOI for the three and six months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Rental Revenue	$39,246	$35,114	$76,091	$69,983
Reimbursement Revenue	7,119	6,594	13,856	13,424
Total Rental and Reimbursement Revenue	46,365	41,708	89,947	83,407
Real Estate Taxes	(5,604)	(5,029)	(10,922)	(10,064)
Operating Expenses	(2,039)	(1,634)	(3,775)	(3,831)
Net Operating Income- NOI	$38,722	$35,045	$75,250	$69,512

NOI from property operations increased $3.7 million, or 10%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. NOI from property operations increased $5.7 million, or 8%, for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. This increase was due to the acquisition of two new built-to-suit, net-leased, industrial properties, located in the Columbus, OH and Atlanta, GA MSAs totaling approximately 1.1 million square feet purchased during the six-month period ended March 31, 2021 and the fiscal 2020 acquisitions consisting of five new built-to-suit, net-leased, industrial properties, located in the Indianapolis, IN, Columbus, OH, Greensboro, NC, Salt Lake City, UT and Oklahoma City, OK MSAs totaling approximately 1.2 million square feet.

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

Expansions

During the six months ended March 31, 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million, which resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We will soon be starting the second phase of this parking expansion project at this location, which will increase the rental rate further and extend the lease term.

Commitments

We have entered into agreements to purchase six new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Georgia, Tennessee, Texas and Vermont. These six future acquisitions total 1.8 million square feet, with net-leased terms ranging from 10 to 15 years, resulting in a weighted average lease term of 13.5 years. The aggregate purchase price for these six properties is $238.1 million. Five of these six properties, consisting of approximately 1.3 million square feet, or 70%, are leased for 15 years to FedEx Ground Package System, Inc., with the remaining property, consisting of approximately 530,000 square feet or 30%, leased for 10 years to Mercedes Benz US International, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing three of these transactions during fiscal 2021, two in the first half of fiscal 2022 and one in the second half of fiscal 2022. In connection with five of the six properties, we have entered into commitments to obtain five, 15 year, fully-amortizing mortgage loans, totaling $128.1 million with fixed interest rates ranging from 2.5% to 3.05%, resulting in a weighted average fixed interest rate of 2.74%.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are eight parking expansion projects underway which we expect to cost approximately $31.4 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at nine additional locations bringing the total recently completed and potential parking lot expansion projects to 18 currently.

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

Changes in Results of Operations

As of March 31, 2021, we owned 121 properties with total square footage of 24.6 million, as compared to 116 properties with total square footage of 23.0 million, as of March 31, 2020, representing an increase in square footage of 7.0%. Subsequent to quarter end, on April 15, 2021, we sold our 60,400 square foot building located in Carlstadt (New York, NY), NJ. At quarter end, the Company’s weighted average lease term was approximately 7.4 years, as compared to 7.4 years at the end of the prior year period. Our occupancy rate was 99.7% as of March 31, 2021, as compared to 99.4% as of March 31, 2020, representing an increase of 30 basis points. Our weighted average building age was 9.9 years as of March 31, 2021, as compared to 9.4 years as of March 31, 2020.

Fiscal 2021 Renewals

In fiscal 2021, approximately 5% of our gross leasable area, representing ten leases totaling 1.2 million square feet, is set to expire. Eight of these ten leases have been renewed thus far, for a weighted average term of 4.1 years, at a rental rate increase of 7.2% on a GAAP basis and an increase of 0.4% on a cash basis. These eight lease renewals represent 1.1 million square feet, or 91% of the expiring square footage for fiscal 2021.

We have incurred or we expect to incur leasing commission costs of $536,000 in connection with four of these lease renewals and we have incurred or we expect to incur tenant improvement costs of $436,000 in connection with three of these lease renewals. The table below summarizes the lease term of the leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal terms.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)
Griffin (Atlanta), GA	Rinnai America Corporation	218,120	$3.81	$3.93	12/31/20	$4.22	$4.22	12/31/22	2.0	$-0-	$0.13
Fayetteville, NC	Victory Packaging, L.P.	148,000	3.33	3.50	2/28/21	3.40	3.25	2/28/25	4.0	-0-	0.20
Winston-Salem, NC	Style Crest, Inc.	106,507	3.39	3.77	3/31/21	4.10	3.90	3/31/26	5.0	0.30	-0-
Augusta, GA	FedEx Ground	59,358	8.64	8.64	6/30/21	8.64	8.64	6/30/23	2.0	-0-	-0-
O’Fallon, MO	Pittsburgh Glass Works, LLC	102,135	4.37	4.44	6/30/21	5.05	4.88	6/30/26	5.0	0.20	-0-
Corpus Christi, TX	FedEx Ground	46,253	9.03	9.42	8/31/21	9.89	9.89	8/31/26	5.0	-0-	-0-
Kansas City, MO	Bunzl Distribution	158,417	4.65	4.86	9/30/21	4.44	4.26	9/30/26	5.0	-0-	0.27
St. Joseph, MO	Woodstream Corporation	256,000	3.57	3.70	9/30/21	3.89	3.75	9/30/26	5.0	0.14	0.12
	Total	1,094,790

Weighted Average			$4.30	$4.47		$4.61	$4.49		4.1	$0.10	$0.12

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These eight lease renewals have a U.S. GAAP straight-line lease rate of $4.61 per square foot. The renewed initial cash rent per square foot is $4.49. This compares to the former rent of $4.30 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $4.47 per square foot, resulting in an increase of 7.2% on a U.S. GAAP straight-line basis and an increase of 0.4% on a cash basis.

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

Rental Revenue increased $4.1 million, or 12%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Rental Revenue increased $6.1 million, or 9%, for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. These increases were due to the acquisition of two new built-to-suit, net-leased, industrial properties located in the Columbus, OH and Atlanta, GA MSAs totaling approximately 1.1 million square feet during the six months ended March 31, 2021 and the increase was due to the fiscal 2020 acquisitions of five new built-to-suit, net-leased, industrial properties, located in the Indianapolis, IN, Columbus, OH, Greensboro, NC, Salt Lake City, UT and Oklahoma City, OK MSAs totaling approximately 1.2 million square feet.

Our single-tenant properties are subject to net-leases, which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. Reimbursement Revenue increased $525,000, or 8%, Real Estate Tax Expense increased $575,000, or 11%, and Operating Expenses increased $405,000, or 25% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. For the six months ended March 31, 2021, Reimbursement Revenue increased $432,000, or 3%, Real Estate Tax Expense increased $858,000, or 9%, and Operating Expenses decreased $56,000, or 1% as compared to the six months ended March 31, 2020. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended March 31, 2021 was 93% compared to 99% for the three months ended March 31, 2020. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the six months ended March 31, 2021 was 94% compared to 97% for the six months ended March 31, 2020.

General and Administrative Expenses decreased $305,000, or 13%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. General and Administrative Expenses decreased $543,000, or 12%, for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. General and Administrative Expenses, as a percentage of gross revenue (which includes Rental Revenue, Reimbursement Revenue and Dividend Income) was 4.4% for the three months ended March 31, 2021 as compared to 5.3% for the three months ended March 31, 2020 and was 4.4% for the six months ended March 31, 2021 as compared to 5.2% for the six months ended March 31, 2020. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation) was 34 basis points for the six months ended March 31, 2021 as compared to 43 basis points for the six months ended March 31, 2020.

During the six months ended March 31, 2021, we have incurred Non-recurring Strategic Alternative & Proxy Costs of $2.2 million related to the evaluation of strategic alternatives approved by our Board of Directors and the related proxy process.

On December 23, 2019, our former General Counsel, Allison Nagelberg, announced her retirement effective December 31, 2019. In accordance with her severance package, during the first quarter of fiscal 2020, we incurred a one-time, Non-recurring Severance Expense of $786,000.

Depreciation increased $1.6 million, or 14%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Depreciation increased $2.2 million, or 10%, for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. Amortization of Capitalized Lease Costs and Intangible Assets increased $112,000, or 15%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Amortization of Capitalized Lease Costs and Intangible Assets increased $166,000, or 11%, for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. These increases were primarily due to the acquisition of two industrial properties purchased during the first half of fiscal 2021 and five industrial properties purchased during fiscal 2020. In addition, the increases in depreciation and amortization expenses were also the result of the capital improvements and leasing costs incurred over the last four quarters.

The recognition of Unrealized Holding Gains (Losses) Arising During the Periods was due to the adoption of ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which became effective at the beginning of the prior fiscal year. With the adoption of ASU 2016-01, the changes in net unrealized holding gains and losses are recognized through net income. Therefore, the implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Unrealized Holding Gains arising during the three and six months ended March 31, 2021 were $19.2 million and $38.9 million, respectively and Unrealized Holding Losses arising during the three and six months ended March 31, 2020 were $83.1 million and $86.7 million, respectively. The components of the Unrealized Holding Gains (Losses) Arising During the Periods included in the accompanying Consolidated Statements of Income are as follows:

	Three Months Ended		Six Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Unrealized Holding Gains (Losses)	$21,434	$(83,075)	$41,154	$(86,710)
Reclassification Adjustment for Net (Gains) Realized in Income	(2,248)	-0-	(2,248)	-0-
Unrealized Holding Gains (Losses) Arising During the Period	$19,186	$(83,075)	$38,906	$(86,710)

We recognized dividend income on our investments in securities of $1.6 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively, representing a $1.8 million decrease. We recognized dividend income on our investments in securities of $3.2 million and $6.6 million for the six months ended March 31, 2021 and 2020, respectively, representing a $3.4 million decrease. This decrease is due to reduced dividends from our REIT securities portfolio. The REIT securities portfolio’s weighted average yield for the six months ended March 31, 2021 was approximately 4.9% as compared to 8.9% for the six months ended March 31, 2020. We held $131.7 million in marketable REIT securities as of March 31, 2021, representing 5.4% of our undepreciated assets.

Interest Expense, including Amortization of Financing Costs, increased by $337,000, or 4%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Interest Expense, including Amortization of Financing Costs, increased by $287,000, or 2%, for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. We had a decrease of 17 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.04% at March 31, 2020 to 3.87% at March 31, 2021. The decrease in Interest Expense, including Amortization of Financing Costs, was partially offset by an increase in the Fixed Rate Mortgage Notes Payable balance, which increased by $86.6 million from March 31, 2020 to March 31, 2021.

Preferred Dividend Expense increased $1.7 million, or 24%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 and increased $3.7 million, or 29% for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. These increases were due to the additional $120.4 million of 6.125% Series C Cumulative Redeemable Preferred Stock issued between March 31, 2020 and March 31, 2021.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $54.4 million and $47.9 million for the six months ended March 31, 2021 and 2020, respectively.

Real Estate Investments increased by $143.8 million from September 30, 2020 to March 31, 2021. This increase was mainly due to the purchase of two net-leased industrial properties, located in the Columbus, OH MSA and the Atlanta, GA MSA, totaling approximately 1.1 million square feet, for $170.0 million. The increase was partially offset by Depreciation Expense on Real Estate Investments for the six months ended March 31, 2021 of $25.1 million.

Securities Available for Sale increased by $22.8 million from September 30, 2020 to March 31, 2021. The increase was primarily due to an Unrealized Holding Gain of $38.9 million for the six months ended March 31, 2021. There were also sales and redemptions of securities during the six month period totaling $18.8 million which resulted in a realized gain of $2.2 million.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable), increased by $66.7 million from September 30, 2020 to March 31, 2021. The increase was mostly due to the origination of two fully-amortizing mortgage loans for $104.0 million, with a weighted average interest rate of 3.11%, obtained in connection with the two industrial properties purchased during the first half of fiscal 2021. Details on these two fixed rate mortgages are as follows:

Property (MSA)	Mortgage amount (in thousands)	Maturity Date	Interest Rate
Columbus, OH	$47,000	1/1/2036	2.95%
Atlanta, GA	$57,000	1/1/2038	3.25%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $482,000. This increase was partially offset by scheduled payments of principal of $37.2 million and we fully prepaid two Mortgage loans. One mortgage loan was a $6.2 million mortgage loan for our property located in Kansas City, MO that was originally set to mature on December 1, 2021 and had an interest rate of 5.18%. The second mortgage loan was a $159,000 mortgage loan for our property located in Topeka, KS that was originally set to mature on August 10, 2021 and had an interest rate of 6.50%. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $569,000, which is associated with two mortgages obtained in connection with two industrial properties purchased during the first quarter of fiscal 2021.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased by 17 basis points from the prior year quarter, from 4.04% at March 31, 2020 to 3.87% at March 31, 2021.

We are scheduled to repay a total of $73.6 million in mortgage principal payments over the next 12 months. We may make these principal payments from the cash on hand, funds generated from Cash from Operations, the DRIP, the At-The-Market Sales Agreement Program (Preferred Stock ATM Program), the Equity Distribution Agreement (Common Stock ATM Program), and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $54.4 million and $47.9 million for the six months ended March 31, 2021 and 2020, respectively. Dividends paid on common stock for the six months ended March 31, 2021 and 2020 were $34.4 million and $33.1 million, respectively (of which $1.0 million and $5.6 million, respectively, were reinvested). We pay dividends from cash generated from operations.

As of March 31, 2021, we held $131.7 million in marketable REIT securities, representing 5.4% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.4 billion as of March 31, 2021. In general, we may borrow up to 50% of the value of the marketable securities. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of March 31, 2021. At March 31, 2021, there was no amount drawn down under the margin loan. As of March 31, 2021, we had net Unrealized Holding Losses on our portfolio of $87.9 million as compared to net Unrealized Holding Losses of $126.8 million as of September 30, 2020, representing an Unrealized Holding Gain of $38.9 million for the six months ended March 31, 2021. There have been no open market purchases of securities during the six months ended March 31, 2021. We recognized dividend income on our investments in securities of $1.6 million and $3.2 million for the three and six months ended March 31, 2021. During the six months ended March 31, 2021, UMH Properties, Inc. (UMH), a related REIT, redeemed all of its outstanding 8.00% Series B Cumulative Redeemable Preferred Stock at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends, of which we owned 100,000 shares at a total cost of $2.5 million. In addition to the $2.5 million of UMH 8.00% Series B Cumulative Redeemable Preferred Stock that was redeemed during the six months ended March 31, 2021, we also sold marketable REIT securities for gross proceeds totaling $16.3 million with an original cost basis of $14.1 million, resulting in a realized gain of $2.2 million.

On November 15, 2020, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.56%. As of the quarter end and currently, we do not have any amount drawn down under our Revolver, resulting in the full $225.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

As of March 31, 2021, we owned 121 properties, of which 62 carried mortgage loans with outstanding principal balances totaling $874.2 million. Subsequent to quarter end, on April 15, 2021, we sold our 60,400 square foot building located in Carlstadt (New York, NY), NJ and we paid off the mortgage in the amount of $1.1 million. The 59 unencumbered properties could be refinanced to raise additional funds, although covenants in our New Facility limit the amount of unencumbered properties that can be mortgaged. As of March 31, 2021, Loans Payable represented $75.0 million outstanding under our Term Loan.

As of March 31, 2021, we had total assets of $2.1 billion and liabilities of $972.3 million. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of March 31, 2021 was approximately 29% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of March 31, 2021 was approximately 24%. Our debt consists of 92% amortizing fixed rate debt with a weighted average interest rate of 3.87% and a weighted average loan maturity of 11.3 years. We believe that we have the ability to meet our obligations and to generate funds for new investments.

On January 14, 2021, our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value. Following a comprehensive strategic alternatives process, we entered into a definitive merger agreement by which Equity Commonwealth (NYSE: EQC) will acquire Monmouth in an all-stock transaction. Under the terms of the merger agreement, Monmouth shareholders will receive 0.67 shares of Equity Commonwealth stock for every share of Monmouth stock they own. Under the terms of the merger agreement, Monmouth plans to continue to pay its regular quarterly common stock dividend and its Series C Cumulative Redeemable Preferred Stock dividend between signing and closing of the transaction. The transaction is expected to close during the second half of calendar 2021, subject to customary closing conditions, including the approval of both Equity Commonwealth and Monmouth stockholders.

On February 6, 2020, we entered into a Common Stock ATM Program with BMO Capital Markets Corp., B. Riley FBR, Inc., D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (together the “Distribution Agents”) under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate sales price of up to $150.0 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Agreement, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Common Stock, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We implemented the Common Stock ATM program for the flexibility that it provides to opportunistically access the capital markets and to best time our equity capital needs as we close on acquisitions. To date, we have elected to not raise any equity though our Common Stock Equity Program.

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

Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through March 31, 2021, we sold 13.6 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.91 per share, and generated net proceeds, after offering expenses, of $332.4 million, of which 3.1 million shares were sold during the six months ended March 31, 2021 at a weighted average price of $24.88 per share, generating net proceeds after offering expenses of $76.0 million. As of March 31, 2021, there is $108.3 million remaining that may be sold under the Preferred Stock ATM Program. No shares have been sold pursuant to the Preferred Stock ATM Program since December 2020.

As of March 31, 2021, 22.0 million shares of our 6.125% Series C Preferred Stock were outstanding.

We raised $1.3 million (including dividend reinvestments of $1.0 million) from the issuance of 87,000 shares of common stock under our DRIP during the six months ended March 31, 2021. Of this amount, UMH made total purchases of 13,000 common shares under our DRIP for a total cost of $205,000, or a weighted average cost of $15.68 per share.

During the six months ended March 31, 2021, we paid $34.4 million in total cash dividends, or $0.35 per share to common shareholders, of which $1.0 million was reinvested in the DRIP.

On January 14, 2021, our Board of Directors approved a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share. This represents a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share and represents an annualized dividend rate of $0.72 per share. This increase is the third dividend increase in the past five years, representing a total increase of 20%. We have maintained or increased our common stock cash dividend for 30 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis. We are also one of the few REITs that is paying out a higher per share dividend today than prior to the Global Financial Crisis. On April 1, 2021, our Board of Directors declared a dividend of $0.18 per common share to be paid on June 15, 2021 to common shareholders of record as of the close of business on May 17, 2021.

During the six months ended March 31, 2021, we paid $16.2 million in Preferred Dividends, or $0.765625 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2020 through February 28, 2021. As of March 31, 2021, we had accrued Preferred Dividends of $2.8 million covering the period March 1, 2021 to March 31, 2021. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share.

On April 1, 2021, our Board of Directors declared a dividend of $0.3828125 per share to be paid June 15, 2021 to the 6.125% Series C Preferred shareholders of record as of the close of business on May 17, 2021.

We have used a variety of sources to fund our cash needs in addition to cash generated from operations. In the past, we considered selling marketable securities from our investment portfolio, borrowing on our unsecured line of credit facility or securities margin loans, finance or refinance debt, or raising capital through the DRIP, the Preferred Stock ATM Program, the Common Stock ATM Program or capital markets.

We have been raising capital through our DRIP, the Preferred Stock ATM Program, mortgage loans, draws on our unsecured line of credit, sale of marketable securities and funds generated from our investments in net-leased industrial properties. We may also raise capital through registered direct placements, public offerings of common and preferred stock and through our Common Stock ATM Program.

We have a concentration of properties leased to FedEx Corporation (FDX) and FDX subsidiaries, consisting of 63 separate stand-alone leases covering 11.2 million square feet as of March 31, 2021 and 60 separate stand-alone leases covering 10.4 million square feet as of March 31, 2020. FDX is experiencing record demand due to the continued strong growth in ecommerce. Additionally, in periods of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed supplies throughout the world. As of March 31, 2021, the 63 separate stand-alone leases that are leased to FDX and FDX subsidiaries are located in 26 different states and have a weighted average lease maturity of 7.8 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 46% (5% to FDX and 41% to FDX subsidiaries) as of March 31, 2021 and 45% (5% to FDX and 40% to FDX subsidiaries) as of March 31, 2020.

As of March 31, 2021, the only tenants, other than FDX and its subsidiaries, that leased 5% or more of our total square footage were subsidiaries of Amazon.com, Inc (Amazon), which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (5% to FDX and 50% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2021, and was 58% (5% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020. The only tenants, other than FDX and its subsidiaries, that we estimate will comprise 5% or more of our total Rental and Reimbursement Revenue for fiscal 2021 are subsidiaries of Amazon, which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue for fiscal 2021 and was 6% for of our Annualized Rental and Reimbursement Revenue for fiscal 2020. For the six months ended March 31, 2021, no other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue.

FDX and Amazon are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A2”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings.

During the six months ended March 31, 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million which resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We will soon be starting the second phase of this parking expansion project at this location, which will increase the rental rate further and extend the lease term.

We have entered into agreements to purchase six new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Georgia, Tennessee, Texas and Vermont. These six future acquisitions total 1.8 million square feet, with net-leased terms ranging from 10 to 15 years, resulting in a weighted average lease term of 13.5 years. The aggregate purchase price for these six properties is $238.1 million. Five of these six properties, consisting of approximately 1.3 million square feet, or 70%, are leased for 15 years to FedEx Ground Package System, Inc., with the remaining property, consisting of approximately 530,000 square feet or 30%, leased for 10 years to Mercedes Benz US International, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing three of these transactions during fiscal 2021, two in the first half of fiscal 2022 and one in the second half of fiscal 2022. In connection with five of the six properties, we have entered into commitments to obtain five, 15 year, fully-amortizing mortgage loans, totaling $128.1 million with fixed interest rates ranging from 2.50% to 3.05%, resulting in a weighted average fixed interest rate of 2.74%.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are eight parking expansion projects underway which we expect to cost approximately $31.4 million. In addition, the first phase of a parking expansion project was completed during the prior quarter at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. This first phase of the expansion resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We will soon be starting the second phase of this parking expansion project at this location, which will increase the rental rate further and extend the lease term. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at nine additional locations bringing the total recently completed and potential parking lot expansion projects to 18 currently.

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

Funds From Operations and Adjusted Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (Nareit), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding extraordinary items, as defined under U.S. GAAP, gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, plus certain non-cash items such as real estate asset depreciation and amortization. Included in the Nareit FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of Nareit FFO to make an election to include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude unrealized gains and losses from our investments in marketable equity securities from our FFO calculation. Nareit created FFO as a non-GAAP supplemental measure of REIT operating performance. We define Adjusted Funds From Operations (AFFO) as FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, lease termination income, non-recurring strategic alternative & proxy costs, non-recurring severance expense, effect of non-cash U.S. GAAP straight-line rent adjustments and subtracting recurring capital expenditures. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and AFFO and, accordingly, our FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of our U.S. GAAP Net Income (Loss) Attributable to Common Shareholders to our FFO and AFFO for the three and six months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Net Income (Loss) Attributable to Common Shareholders	$25,913	$(75,078)	$51,659	$(71,551)
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(19,186)	83,075	(38,906)	86,710
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	13,007	11,409	25,026	22,788
Plus: Amortization of Intangible Assets	600	508	1,132	1,016
Plus: Amortization of Capitalized Lease Costs	305	285	606	557
FFO Attributable to Common Shareholders	20,639	20,199	39,517	39,520
Plus: Depreciation of Corporate Office Capitalized Costs	57	66	116	118
Plus: Stock Compensation Expense	77	114	134	270
Plus: Amortization of Financing Costs	346	322	676	758
Plus: Non-recurring Strategic Alternative & Proxy Costs	1,993	-0-	2,239	-0-
Plus: Non-recurring Severance Expense	-0-	-0-	-0-	786
Less: Gain on Sale of Securities Transactions	(2,248)	-0-	(2,248)	-0-
Less: Lease Termination Income	-0-	-0-	(377)	-0-
Less: Recurring Capital Expenditures	(403)	(717)	(563)	(936)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(1,043)	(632)	(1,661)	(1,232)
AFFO Attributable to Common Shareholders	$19,418	$19,352	$37,833	$39,284

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the six months ended March 31, 2021 and 2020 (in thousands):

	Six Months Ended
	3/31/2021	3/31/2020

Operating Activities	$54,426	$47,854
Investing Activities	(153,511)	(101,388)
Financing Activities	94,951	69,268

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to March 31, 2021 (the date of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.

Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “10-K”) and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020 (the “10-Q”) which could materially affect the Company’s business, financial condition or future results. The risks described in the 10-K and the 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. - None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. - None

Item 6.	Exhibits

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

Date: May 6, 2021	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date: May 6, 2021	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

