Form 10-Q
period 2021-06-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2021-08-02
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 30, 2021: 98,302,207

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2021

C O N T E N T S

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND SEPTEMBER 30, 2020

(in thousands except per share amounts)

	June 30, 2021 (Unaudited)	September 30, 2020
ASSETS
Real Estate Investments:
Land	$266,791	$250,497
Buildings and Improvements	1,942,840	1,793,367
Total Real Estate Investments	2,209,631	2,043,864
Accumulated Depreciation	(332,725)	(296,020)
Real Estate Investments	1,876,906	1,747,844

Cash and Cash Equivalents	90,896	23,517
Securities Available for Sale at Fair Value	148,382	108,832
Tenant and Other Receivables	3,201	5,431
Deferred Rent Receivable	15,066	12,856
Prepaid Expenses	9,191	7,554
Intangible Assets, net of Accumulated Amortization of $19,061 and $17,330, respectively	19,939	16,832
Capitalized Lease Costs, net of Accumulated Amortization of $4,614 and $4,286, respectively	5,817	5,631
Financing Costs, net of Accumulated Amortization of $648 and $356, respectively	1,088	1,380
Other Assets	7,592	9,906

TOTAL ASSETS	$2,178,078	$1,939,783

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF JUNE 30, 2021 AND SEPTEMBER 30, 2020

(in thousands except per share amounts)

	June 30, 2021 (Unaudited)	September 30, 2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$848,994	$799,507
Loans Payable	165,000	75,000
Accounts Payable and Accrued Expenses	5,532	3,998
Other Liabilities	22,705	23,673
Total Liabilities	1,042,231	902,178

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 26,600 and 21,900 Shares Authorized as of June 30, 2021 and September 30, 2020, respectively; 21,986 and 18,880 Shares Issued and Outstanding as of June 30, 2021 and September 30, 2020, respectively	549,640	471,994
Common Stock, $0.01 Par Value Per Share: 300,000 and 200,000 Shares Authorized as of June 30, 2021 and September 30, 2020, respectively; 98,302 and 98,054 Shares Issued and Outstanding as of June 30, 2021 and September 30, 2020, respectively	983	981
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of June 30, 2021 and September 30, 2020; No Shares Issued or Outstanding as of June 30, 2021 and September 30, 2020	-0-	-0-
Additional Paid-In Capital	587,730	568,998
Accumulated Other Comprehensive Loss	(2,506)	(4,368)
Undistributed Income	-0-	-0-
Total Shareholders’ Equity	1,135,847	1,037,605

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2,178,078	$1,939,783

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands)

	Three Months Ended		Nine Months Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
INCOME:
Rental Revenue	$39,032	$35,427	$115,123	$105,410
Reimbursement Revenue	6,962	6,348	20,818	19,772
Lease Termination Income	-0-	-0-	377	-0-
TOTAL INCOME	45,994	41,775	136,318	125,182

EXPENSES:
Real Estate Taxes	5,402	5,140	16,324	15,205
Operating Expenses	1,688	1,590	5,361	5,344
General & Administrative Expenses	2,246	2,198	6,363	6,858
Non-recurring Strategic Alternatives & Proxy Costs	8,657	0	10,896	0
Non-recurring Severance Expense	0	0	0	786
Depreciation	13,016	11,743	38,158	34,650
Amortization of Capitalized Lease Costs and Intangible Assets	1,031	788	2,718	2,308
TOTAL EXPENSES	32,040	21,459	79,820	65,151

OTHER INCOME (EXPENSE):
Dividend Income	1,486	2,344	4,681	8,987
Realized Gain on Sale of Real Estate Investment	6,376	0	6,376	0
Realized Gain on Sale of Securities Transactions	0	0	2,248	0
Unrealized Holding Gains (Losses) Arising During the Periods	16,471	19,610	55,377	(67,100)
Interest Expense, including Amortization of Financing Costs	(9,685)	(8,975)	(28,231)	(27,235)
TOTAL OTHER INCOME (EXPENSE)	14,648	12,979	40,451	(85,348)

NET INCOME (LOSS)	28,602	33,295	96,949	(25,317)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	2,894	(163)	2,996	(86)

NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS	25,708	33,458	93,953	(25,231)

Less: Preferred Dividends	8,416	6,607	25,003	19,469

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$17,292	$26,851	$68,950	$(44,700)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020 – CONTINUED

	Three Months Ended		Nine Months Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

BASIC INCOME (LOSS) – PER SHARE
Net Income (Loss)	$0.29	$0.34	$0.99	$(0.26)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(0.03)	-0-	(0.03)	-0-
Net Income (Loss) Attributable to Shareholders - Basic	0.26	0.34	0.96	(0.26)
Less: Preferred Dividends	(0.09)	(0.07)	(0.25)	(0.20)
Net Income (Loss) Attributable to Common Shareholders - Basic	$0.17	$0.27	$0.71	$(0.46)

DILUTED INCOME (LOSS) – PER SHARE
Net Income (Loss)	$0.29	$0.34	$0.99	$(0.26)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(0.03)	-0-	(0.03)	-0-
Net Income (Loss) Attributable to Shareholders – Diluted	0.26	0.34	0.96	(0.26)
Less: Preferred Dividends	(0.09)	(0.07)	(0.25)	(0.20)
Net Income (Loss) Attributable to Common Shareholders - Diluted	$0.17	$0.27	$0.71	$(0.46)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)
Basic	98,302	97,906	98,234	97,548
Diluted	98,539	97,962	98,415	97,626

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands)

	Three Months Ended		Nine Months Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Net Income (Loss)	$28,602	$33,295	$96,949	$(25,317)
Other Comprehensive Income:
Change in Fair Value of Interest Rate Swap Agreement	66	-0-	1,862	-0-
TOTAL COMPREHENSIVE INCOME (LOSS)	28,668	33,295	98,811	(25,317)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	2,894	(163)	2,996	(86)
COMREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS	25,774	33,458	95,815	(25,231)
Less: Preferred Dividends	8,416	6,607	25,003	19,469
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$17,358	$26,851	$70,812	$(44,700)

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance March 31, 2021	$983	$549,640	$588,049	$-0-	$(2,572)	$1,136,100
Shares Issued in Connection with the DRIP (1)	0	0	7	0	0	7
Stock Compensation Expense	0	0	77	0	0	77
Distributions To Common Shareholders ($0.18 per share)	0	0	(403)	(17,292)	0	(17,695)
Net Income Attributable to Shareholders	0	0	0	25,708	0	25,708
Preferred Dividends ($0.3828125 per share)	0	0	0	(8,416)	0	(8,416)
Change in Fair Value of Interest Rate Swap Agreement	0	0	0	0	66	66
Balance June 30, 2021	$983	$549,640	$587,730	$0	$(2,506)	$1,135,847

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Total Shareholders’ Equity
Balance March 31, 2020	$980	$429,215	$578,648	$0	$1,008,843
Shares Issued in Connection with the DRIP (1)	1	-0-	1,171	0	1,172
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	4,635	(107)	0	4,528
Shares Repurchased through the Common Stock Repurchase Plan	(1)	0	(1,065)	0	(1,066)
Stock Compensation Expense	0	0	98	0	98
Distributions To Common Shareholders ($0.17 per share)	0	0	10,210	(26,851)	(16,641)
Net Income Attributable to Shareholders	0	0	0	33,458	33,458
Preferred Dividends ($0.3828125 per share)	0	0	0	(6,607)	(6,607)
Balance June 30, 2020	$980	$433,850	$588,955	$0	$1,023,785

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2020	$981	$471,994	$568,998	$0	$(4,368)	$1,037,605
Shares Issued in Connection with the DRIP (1)	1	0	1,354	0	0	1,355
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	77,646	(1,688)	0	0	75,958
Stock Compensation Expense	0	0	210	0	0	210
Distributions To Common Shareholders ($0.53 per share)	0	0	16,891	(68,950)	0	(52,059)
Shares Issued Through the Exercise of Stock Options	1	0	1,965	0	0	1,966
Net Income Attributable to Shareholders	0	0	0	93,953	0	93,953
Preferred Dividends ($1.1484375 per share)	0	0	0	(25,003)	0	(25,003)
Change in Fair Value of Interest Rate Swap Agreement	0	0	0	0	1,862	1,862
Balance June 30, 2021	$983	$549,640	$587,730	$0	$(2,506)	$1,135,847

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2019	$964	$347,678	$662,401	$0	$1,011,043
Shares Issued in Connection with the DRIP (1)	19	0	25,281	0	25,300
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	86,172	(1,357)	0	84,815
Shares Issued Through the Exercise of Stock Options	1	0	1,015	0	1,016
Shares Repurchased through the Common Stock Repurchase Plan	(4)	0	(4,272)	0	(4,276)
Stock Compensation Expense	0	0	368	0	368
Distributions To Common Shareholders ($0.51 per share)	0	0	(94,481)	44,700	(49,781)
Net Loss Attributable to Shareholders	0	0	0	(25,231)	(25,231)
Preferred Dividends ($1.1484375 per share)	0	0	0	(19,469)	(19,469)
Balance June 30, 2020	$980	$433,850	$588,955	$0	$1,023,785

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands)

	Nine Months Ended
	6/30/2021	6/30/2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$96,949	$(25,317)
Noncash Items Included in Net Income (Loss):
Depreciation & Amortization	41,919	38,043
Deferred Straight Line Rent	(2,378)	(1,459)
Stock Compensation Expense	210	368
Securities Available for Sale Received as Dividend Income	(752)	(977)
Realized Gain on Sale of Real Estate Investment	(6,376)	0
Realized Gain on Sale of Securities Transactions	(2,248)	0
Unrealized Holding (Gains) Losses Arising During the Periods	(55,377)	67,100
Changes In:
Tenant & Other Receivables	2,307	(1,153)
Prepaid Expenses	(1,637)	(2,242)
Other Assets & Capitalized Lease Costs	803	(1,999)
Accounts Payable, Accrued Expenses & Other Liabilities	3,348	2,600
NET CASH PROVIDED BY OPERATING ACTIVITIES	76,768	74,964

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(171,082)	(160,023)
Capital Improvements	(5,384)	(4,726)
Net Proceeds from Sale of Real Estate Investment	12,303	0
Return of Deposits on Real Estate	5,060	2,000
Deposits Paid on Acquisitions of Real Estate	(4,970)	(550)
Proceeds from the Sale of Securities Available for Sale	16,327	0
Proceeds from Securities Available for Sale Called for Redemption	2,500	250
NET CASH USED IN INVESTING ACTIVITIES	(145,246)	(163,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Repayments) Draws on Loans Payable	90,000	(15,000)
Proceeds from Fixed Rate Mortgage Notes Payable	104,000	100,560
Principal Payments on Fixed Rate Mortgage Notes Payable	(54,696)	(41,166)
Financing Costs Paid on Debt	(569)	(2,397)
Proceeds from the Exercise of Stock Options	1,966	1,016
Net Distributions to Non-Controlling interest	(5,491)	(32)
Proceeds from At-The-Market 6.125% Series C Preferred Stock, net of offering costs	75,958	84,815
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	320	18,641
Shares repurchased through the Common Stock Repurchase Plan	0	(4,276)
Preferred Dividends Paid	(24,607)	(19,029)
Common Dividends Paid, net of Reinvestments	(51,024)	(43,122)
NET CASH PROVIDED BY FINANCING ACTIVITIES	135,857	80,010

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,379	(8,075)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23,517	20,179
CASH AND CASH EQUIVALENTS - END OF PERIOD	$90,896	$12,104

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company, Monmouth or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of June 30, 2021, we owned 120 properties with total rentable square footage of 24.5 million, as compared to 119 properties with total rentable square footage of 23.4 million as of September 30, 2020. Our occupancy rate at the end of the quarter was 99.7% as compared to 99.4% as of September 30, 2020. Our properties are located in 31 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. As of the quarter ended June 30, 2021, our weighted average lease term was 7.2 years and our annualized average base rent per occupied square foot was $6.50. As of June 30, 2021, the weighted average building age, based on the square footage of our buildings, was 10.1 years.

Subsequent to quarter end, on July 29, 2021, we purchased a newly constructed 144,000 square foot industrial building, situated on 43.4 acres, located in the Burlington, VT Metropolitan Statistical Area (MSA). The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through May 2036. The property was acquired for a purchase price of $54.8 million. Annual rental revenue over the remaining term of the lease averages $3.2 million. With the addition of this new acquisition, we currently have 121 properties consisting of 24.7 million rentable square feet which are located in 32 states with a weighted average lease term of 7.2 years and an annualized average base rent per occupied square foot of $6.59.

As previously announced, in January 2021, our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value. Following a comprehensive strategic alternatives process, on May 4, 2021 we entered into a definitive merger agreement with Equity Commonwealth (“EQC”), a New York Stock Exchange traded real estate investment trust, under which, on the terms and subject to the conditions set forth in the merger agreement, we will merge with and into a new wholly-owned subsidiary of Equity Commonwealth, resulting in Equity Commonwealth acquiring us in an all-stock transaction. The merger agreement provides that, upon closing of the merger, our common stockholders will be entitled to receive 0.67 shares of Equity Commonwealth common stock for every share of our common stock they own and the outstanding shares of our common stock will be extinguished. We plan to continue to pay our regular quarterly common stock dividend and our quarterly Series C Cumulative Redeemable Preferred Stock dividend until closing of the merger. Under the terms of the definitive merger agreement, upon closing of the merger, each holder of our 6.125% Series C Preferred Stock will be entitled to receive an amount in cash equal to $25.00 per share plus accumulated and unpaid dividends and the outstanding shares of our 6.125% Series C Cumulative Redeemable Preferred Stock will be extinguished. The merger transaction is expected to close during the second half of calendar 2021, subject to customary closing conditions, including approval by common stockholders of both Equity Commonwealth and MREIC. Equity Commonwealth and MREIC stockholders are expected to own approximately 65% and 35%, respectively, of the pro forma company following the close of the transaction. On July 23, 2021, we filed with the SEC, and shortly thereafter began distributing to our stockholders, a definitive joint proxy statement/prospectus of MREIC and EQC pursuant to which both MREIC and EQC are seeking approval of the merger from their respective stockholders at special stockholder meetings that have been called for August 24, 2021.

This proposed merger represents the culmination of the comprehensive strategic alternatives review conducted by our Board. As part of the review, our Board of Directors, working with our legal and financial advisors, carefully considered a full range of strategic alternatives. We and our advisors engaged with and solicited proposals from a broad range of highly reputable strategic and financial counterparties, all with significant access to capital, comprising of more than 90 qualified potential interested parties, including financial sponsors, real estate investment trusts, sovereign wealth funds, pension funds, real estate managers and other financial and strategic investors. At the conclusion of this process, the Board unanimously concluded that the merger with Equity Commonwealth is the best outcome to maximize long-term value for our stockholders. Our Board reaffirmed this conclusion and its support for the merger with Equity Commonwealth on July 21, 2021 following receipt and consideration of an unsolicited acquisition proposal from Starwood Real Estate Income Trust, Inc. (“Starwood”), a private investment firm which had previously participated in our strategic alternatives review process. Our Board, in consultation with our financial and legal advisors, carefully considered Starwood’s unsolicited proposal of July 8, 2021, as amended on July 15, 2021, to purchase 100% of our common stock for net cash consideration of $18.88 per common share and unanimously determined that the pending merger with EQC represents the best opportunity to maximize value for our stockholders. As noted above, we are in the process of soliciting approval of the merger with EQC from stockholders holding two-thirds of our outstanding common shares, as required by Maryland law. Starwood has filed definitive proxy materials with the SEC for the purpose of soliciting proxies from our stockholders in opposition to the pending merger, and Blackwells Capital LLC, one of our stockholders, has filed its own preliminary proxy materials with the SEC for the same purpose.

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

The future effects of the evolving impact of the COVID-19 Pandemic are uncertain however, at this time COVID-19 has not had a material adverse effect on our financial condition. For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 Pandemic created an even greater move towards on-line shopping. As a result of state and local government-mandated shutdowns, public health guidance and changing consumer demand, ecommerce sales as a percentage of total retail sales has substantially increased during the past year. The COVID-19 Pandemic also created a need for supply chain reconfiguration. It is estimated that ecommerce sales require three times the warehouse space relative to brick and mortar retail sales. Increased inventory stocking is currently taking place across many industries and it appears that this trend will continue in order to accommodate surges in demand.

Our portfolio of modern, net-leased industrial properties continues to provide shareholders with reliable and predictable income streams. Our resilient occupancy rates and rent collection results during these challenging times highlight the mission-critical nature of our assets and underscore the essential need for our tenants’ operations. Furthermore, because our weighted average lease term is 7.2 years and our weighted average fixed rate mortgage debt maturity is 11.1 years, we expect our cash flow to remain resilient over long periods of time. Our overall occupancy rate has been over 99% and our base rent collections remained strong throughout the COVID-19 Pandemic. Our overall occupancy rate was 99.7% during the current quarter. Our base rent collections averaged 99.9% throughout the COVID-19 Pandemic and we expect future months to be consistent with this trend.

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

We follow the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on our evaluation, we determined that we have no uncertain tax positions and no unrecognized tax benefits as of June 30, 2021. We record interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of June 30, 2021, the fiscal tax years 2017 through and including 2020 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $77,000 and $98,000 for the three months ended June 30, 2021 and 2020, respectively and amounted to $210,000 and $368,000 for the nine months ended June 30, 2021 and 2020, respectively.

During the nine months ended June 30, 2021 and 2020, the following stock options, which vest one year after grant date, were granted under our Stock Option Plan:

Date of Grant	Number of Employees	Number of Shares (in thousands)	Option Price	Expiration Date
1/13/21	1	65	$16.46	1/13/29
1/13/20	1	65	$14.55	1/13/28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal year indicated:

	Fiscal 2021	Fiscal 2020
Dividend yield	4.37%	4.67%
Expected volatility	20.17%	18.40%
Risk-free interest rate	0.80%	1.76%
Expected lives (years)	8	8
Estimated forfeitures	0	0

The weighted average fair value of options granted during the nine months ended June 30, 2021 and 2020 was $1.49 and $1.24 per share subject to the option, respectively.

During the nine months ended June 30, 2021 and 2020, no shares of restricted stock were granted. During the nine months ended June 30, 2021, three participants exercised options to purchase 159,000 shares of common stock at a weighted average price of $12.37 per share for total proceeds of $2.0 million. During the nine months ended June 30, 2020, two participants exercised options to purchase 95,000 shares of common stock at a weighted average price of $10.69 per share for total proceeds of $1.0 million. As of June 30, 2021, a total of 1.2 million shares were available for grant as stock, stock options, restricted stock, or other equity-based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of June 30, 2021, there were outstanding options to purchase 856,000 shares with an aggregate intrinsic value of $4.4 million.

Under the terms of the definitive merger agreement with EQC, upon closing of the merger, each stock option outstanding, whether vested or unvested, will be canceled and the holder will then become entitled to receive the common stock consideration of 0.67 EQC common shares in respect of each net option share. The number of net option shares in respect of a stock option is calculated by dividing (i) the aggregate intrinsic value of such stock option less applicable tax withholdings by (ii) the volume weighted average price per Monmouth common share on the NYSE for the five consecutive trading days immediately preceding the fifth trading day prior to the closing date of the merger. In addition, all outstanding restricted stock awards will be canceled, and the holder will then become entitled to receive the common stock consideration of 0.67 EQC common shares in respect of each net share covered by such restricted stock award. The number of net shares in respect of a restricted stock award is calculated by dividing (i) the aggregate value of such restricted stock award less applicable tax withholdings by (ii) the volume weighted average price per MNR common share on the NYSE for the five consecutive trading days immediately preceding the fifth trading day prior to the closing date of the merger.

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

Effective October 1, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease, which was set to expire in 1.2 years on November 30, 2021. We simultaneously entered into a 10.4 year lease agreement with United Parcel Service, Inc. (UPS) which became effective November 1, 2020. The lease agreement with UPS provides for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot, commenced, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease, which expires March 31, 2031. This compares to the former U.S. GAAP straight-line rent of $574,000, representing $7.65 per square foot, and former cash rent of $8.19 per square foot, resulting in a decrease of $33,000, representing a 5.8% decrease on a U.S. GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provides for an additional 9.3 years of lease term versus the old lease with Cardinal Health. In addition, effective June 4, 2021, we completed a parking lot expansion at this location for a cost of approximately $835,000 resulting in an initial increase in annual rent effective on the date of completion of approximately $52,000 from approximately $510,000, or $6.80 per square foot, to approximately $562,000, or $7.50 per square foot. Furthermore, annual rent will continue to increase each year by 2.0% resulting in an annualized rent from June 4, 2021 through the remaining term of the lease of approximately $622,000, or $8.29 per square foot.

Only four of our 120 properties have leases that contain an early termination provision. These four properties contain 260,000 total rentable square feet, representing 1% of our total rentable square feet. Our leases with early termination provisions are our 36,000 square foot location in Urbandale (Des Moines), IA, our 39,000 square foot location in Rockford, IL, our 83,000 square foot location in Roanoke, VA and our 102,000 square foot location in O’Fallon (St. Louis), MO. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fees that would be payable to us from the four tenants with leases that have a termination provision amounts to $2.0 million.

Realized Gain on Sale of Real Estate Investment

Realized Gain on Sale of Real Estate Investment is recognized only when it is determined that we will collect substantially all of the consideration to which we are entitled, possession and other attributes of ownership have been transferred to the buyer and we have no controlling financial interest. The application of these criteria can be complex and requires us to make assumptions. We have determined that all of these criteria were met for the real estate sold during the periods presented.

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

The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying Term Loan. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value). The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as throughout the hedging period. As of June 30, 2021, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of this derivative of $2.5 million and $4.4 million as of June 30, 2021 and September 30, 2020, respectively, was recorded as a component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets, with the corresponding liability included in Other Liabilities. The change in the fair value of the interest rate swap agreement is reflected in the Consolidated Statement of Comprehensive Income (Loss) and amounted to $66,000 and $1.9 million for the three and nine months ended June 30, 2021, respectively.

NOTE 2 – NET INCOME (LOSS) PER SHARE

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

In addition, common stock equivalents of 237,000 and 56,000 shares are included in the diluted weighted average shares outstanding for the three months ended June 30, 2021 and 2020, respectively, and common stock equivalents of 181,000 and 78,000 shares are included in the diluted weighted average shares outstanding for the nine months ended June 30, 2021 and 2020, respectively. For the diluted weighted average shares outstanding for the three months ended June 30, 2021 and 2020, 0 and 625,000 options to purchase shares of common stock were antidilutive. For the diluted weighted average shares outstanding for the nine months ended June 30, 2021 and 2020, 65,000 and 315,000 options to purchase shares of common stock, respectively, were antidilutive.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

On December 17, 2020, we purchased a newly constructed 500,000 square foot industrial building, situated on 100.0 acres, located in the Columbus, OH MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through September 2035. The purchase price was $73.3 million. We obtained a 15 year, fully-amortizing mortgage loan of $47.0 million at a fixed interest rate of 2.95%. Annual rental revenue over the remaining term of the lease averages $4.6 million.

On December 24, 2020, we purchased a newly constructed 658,000 square foot industrial building, situated on 130.2 acres, located in the Atlanta, GA MSA. The building is 100% net-leased to Home Depot U.S.A., Inc. for 20 years through November 2040. The purchase price was $95.9 million. We obtained a 17 year, fully-amortizing mortgage loan of $57.0 million at a fixed interest rate of 3.25%. Annual rental revenue over the remaining term of the lease averages $5.5 million.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, and Home Depot U.S.A., Inc’s ultimate parent, Home Depot, Inc., are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

We evaluated the property acquisitions which took place during the nine months ended June 30, 2021, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the properties purchased during fiscal 2021 as asset acquisitions and allocated the total cash consideration, including transaction costs of approximately $576,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes our purchase price allocation for these properties acquired during the nine months ended June 30, 2021 that is accounted for as an asset acquisition (in thousands):

Land	$16,222
Building	148,756
In-Place Leases	4,838

The following table summarizes the operating results included in our Consolidated Statements of Income for the properties acquired during the nine months ended June 30, 2021 (in thousands):

	Three Months Ended 6/30/2021	Nine Months Ended 6/30/2021

Rental Revenues	$2,496	$5,326
Net Income Attributable to Common Shareholders	687	1,920

Subsequent to quarter end, on July 29, 2021, we purchased a newly constructed 144,000 square foot industrial building, situated on 43.4 acres, located in the Burlington, VT MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through May 2036. The property was acquired for a purchase price of $54.8 million. Annual rental revenue over the remaining term of the lease averages $3.2 million.

Expansions

During the nine months ended June 30, 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million, which resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We recently began construction on the second phase of this parking expansion project at this location, which will increase the rental rate further and extend the lease term. In addition, effective June 4, 2021, we completed a parking lot expansion for UPS at our property located in Halfmoon (Albany), NY for a cost of approximately $835,000, resulting in an initial increase in annual rent effective on the date of completion of approximately $52,000 from approximately $510,000, or $6.80 per square foot, to approximately $562,000, or $7.50 per square foot. Furthermore, annual rent will continue to increase each year by 2.0% resulting in an annualized rent from June 4, 2021 through the remaining term of the lease of approximately $622,000, or $8.29 per square foot.

Disposition

 On April 15, 2021, we sold our 60,400 square foot building located in Carlstadt, NJ which is in the New York, NY MSA, for $13.0 million. Prior to the sale, we owned a 51% interest in this property. Our 51% portion of the sale proceeds resulted in a U.S. GAAP net realized gain of approximately $3.3 million, representing a 159% gain over the depreciated U.S. GAAP basis and a net realized gain over our historic undepreciated cost basis of approximately $2.6 million, representing a 96% net gain over our historic undepreciated cost basis.

Prior to the sale, the 49% Non-controlling interest (NCI) did not have a material impact on our financial position or results of operations and accordingly was not separately presented in the financial statements. However, upon the sale of the property on April 15, 2021, we presented the effects of the NCI in the Statement of Income for all periods presented.

Since the sale of this property sold does not represent a strategic shift that has a major effect on our operations and financial results, the results of operations generated from this property are not included in Discontinued Operations. The following table summarizes the results of operations of this property (in thousands), prior to its sale on April 15, 2021, that are included in the accompanying Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Rental and Reimbursement Revenue	$38	$154	$467	$503
Real Estate Taxes	(7)	(28)	(62)	(85)
Operating Expenses	(162)	(401)	(218)	(423)
Depreciation & Amortization	(169)	(38)	(244)	(112)
Interest Expense (6/30/21 includes prepayment penalty)	(170)	(18)	(205)	(58)
Income (Loss) from Operations	(470)	(331)	(262)	(175)
Realized Gain on Sale of Real Estate Investment	6,376	0	6,376	0
Net Income (Loss)	5,906	(331)	6,114	(175)
Less: Net Income (Loss) Attributable to Non-Controlling Interest	2,894	(163)	2,996	(86)
Net Income (Loss) Attributable to Shareholders	$3,012	$(168)	$3,118	$(89)

Proforma information

The following unaudited pro-forma condensed financial information has been prepared utilizing our historical financial statements and the effect of the reduction of revenue and expenses that will no longer be generated from a property that was sold on April 15, 2021 and the effect of additional revenue and expenses generated from properties acquired and expanded during fiscal 2021 to date, and during fiscal 2020, assuming that the property acquisitions, completed expansions and the sale of one property had occurred as of October 1, 2019, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions and expansions. Furthermore, the net proceeds raised from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro-forma Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares issued pursuant to the DRIP, as if all such shares have been issued on October 1, 2019. Additionally, the net proceeds raised from the issuance of additional shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), through our At-The-Market Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro-forma preferred dividend has been adjusted to account for its effect on pro-forma Net Income (Loss) Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2019. The unaudited pro-forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended (in thousands, except per share amounts)
	6/30/2021		6/30/2020
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$39,032	$39,814	$35,427	$39,479

Net Income Attributable to Common Shareholders	$17,292	$14,439	$26,851	$26,610

Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.17	$0.15	$0.27	$0.27

	Nine Months Ended (in thousands, except per share amounts)
	6/30/2021		6/30/2020
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$115,123	$119,468	$105,410	$118,356

Net Income (Loss) Attributable to Common Shareholders	$68,950	$66,841	$(44,700)	$(47,052)

Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$0.71	$0.68	$(0.46)	$(0.48)

Tenant Concentration

We have a concentration of properties leased to FedEx Corporation (FDX) and FDX subsidiaries, consisting of 63 separate stand-alone leases covering 11.2 million square feet as of June 30, 2021 and 62 separate stand-alone leases covering 10.7 million square feet as of June 30, 2020. FDX is experiencing record demand due to the continued strong growth in ecommerce. Additionally, in periods of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed supplies throughout the world. As of June 30, 2021, the 63 separate stand-alone leases we have with FDX and FDX subsidiaries are located in 26 different states and have a weighted average lease maturity of 7.5 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 46% (5% to FDX and 41% to FDX subsidiaries) as of June 30, 2021 and 46% (5% to FDX and 41% to FDX subsidiaries) as of June 30, 2020.

As of June 30, 2021, the only tenants, other than FDX and its subsidiaries, that leased 5% or more of our total square footage were subsidiaries of Amazon.com, Inc (Amazon), which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (5% to FDX and 50% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2021, and was 58% (5% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020. The only tenants, other than FDX and its subsidiaries, that we estimate will comprise 5% or more of our total Rental and Reimbursement Revenue for fiscal 2021 are subsidiaries of Amazon, which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue for fiscal 2021 and was 6% for of our Annualized Rental and Reimbursement Revenue for fiscal 2020. For the nine months ended June 30, 2021, no other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue.

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $148.4 million as of June 30, 2021. We limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.5 billion as of June 30, 2021. Our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed, and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our $148.4 million investment in marketable REIT securities as of June 30, 2021 represented 5.9% of our undepreciated assets. We normally hold REIT securities long-term and intend to hold these securities to recovery.

We recognized dividend income on our investments in securities of $1.5 million and $4.7 million for the three and nine months ended June 30, 2021, respectively. There have been no open market purchases of securities during the nine months ended June 30, 2021. We owned a total of 1.4 million common shares in UMH Properties, Inc. (UMH), a related REIT, as of June 30, 2021, at a total cost of $14.6 million and a fair value of $29.9 million, representing a 104% unrealized gain. Dividends received from our UMH common shares are reinvested through UMH’s Dividend Reinvestment and Stock Purchase Plan. During the nine months ended June 30, 2021, UMH redeemed all of its outstanding 8.00% Series B Cumulative Redeemable Preferred Stock at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends, of which we owned 100,000 shares at a total cost of $2.5 million.

In addition to the $2.5 million of UMH 8.00% Series B Cumulative Redeemable Preferred Stock that was redeemed during the nine months ended June 30, 2021, we also sold marketable REIT securities for gross proceeds totaling $16.3 million with an original cost basis of $14.1 million, resulting in a realized gain of $2.2 million.

As of June 30, 2021, we had total net unrealized holding losses on our securities portfolio of $71.4 million. As a result of the adoption of ASU 2016-01, we recognized Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income for the three and nine months ended June 30, 2021 of $16.5 million and $55.4 million, respectively. The components of the Unrealized Holding Gains (Losses) Arising During the Periods included in the accompanying Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Unrealized Holding Gains (Losses)	$16,471	$19,610	$57,625	$(67,100)
Reclassification Adjustment for Net Gains Realized in Income	0	0	(2,248)	0
Unrealized Holding Gains (Losses) Arising During the Period	$16,471	$19,610	$55,377	$(67,100)

NOTE 5 – DEBT

For the three months ended June 30, 2021 and 2020, amortization of financing costs included in interest expense was $367,000 and $326,000, respectively. For the nine months ended June 30, 2021 and 2020, amortization of financing costs included in interest expense was $1.0 million and $1.1 million, respectively.

As of June 30, 2021, we owned 120 properties, of which 61 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $856.7 million. The following is a summary of our Fixed Rate Mortgage Notes Payable as of June 30, 2021 and September 30, 2020 (in thousands):

	6/30/2021		9/30/2020
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$856,675	3.86%	$807,371	3.98%

Debt Issuance Costs	$12,725		$12,377
Accumulated Amortization of Debt Issuance Costs	(5,044)		(4,513)
Unamortized Debt Issuance Costs	$7,681		$7,864

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$848,994		$799,507

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of June 30, 2021, interest payable on these mortgages were at fixed rates ranging from 2.95% to 6.875%, with a weighted average interest rate of 3.86%. This compares to a weighted average interest rate of 3.98% as of September 30, 2020 and 4.00% as of June 30, 2020. As of June 30, 2021, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 11.1 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 11.1 years as of September 30, 2020 and 11.2 years as of June 30, 2020.

In connection with the two properties acquired during the nine months ended June 30, 2021, which are located in the Columbus, OH and Atlanta, GA MSAs (as described in Note 3), we obtained a 15 year fully-amortizing mortgage loan and a 17 year fully-amortizing loan, respectively. The two mortgage loans originally totaled $104.0 million with a weighted average maturity of 16.1 years and a weighted average interest rate of 3.11%.

On January 26, 2021, we fully prepaid a $6.2 million mortgage loan for our property located in Kansas City, MO. The loan was originally set to mature on December 1, 2021 and had an interest rate of 5.18%. On February 26, 2021, we fully prepaid a $159,000 mortgage loan for our property located in Topeka, KS. The loan was originally set to mature on August 10, 2021 and had an interest rate of 6.50%. During the quarter, on April 15, 2021, we sold our 60,400 square foot building located in Carlstadt, NJ, which is in the New York, NY MSA, and we paid off its mortgage loan in the amount of $1.1 million that was originally set to mature on May 15, 2026 and had an interest rate of 5.25%. Subsequent to the quarter end, on July 15, 2021, we fully prepaid a $622,000 mortgage loan for our property located in Houston, TX. The loan was originally set to mature on August 10, 2022 and had an interest rate of 6.875%.

On November 15, 2019, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.53%. As of the quarter end, we have $90.0 million drawn down under our Revolver, resulting in $135.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

From time to time we may use a margin loan for temporary funding of acquisitions and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of June 30, 2021 and 2020. At June 30, 2021, there were no amounts drawn down under the margin loan. At June 30, 2020, there was $5.0 million drawn down under the margin loan.

As noted in Note 9, in the absence of waivers or consents from holders of our indebtedness, which we, in consultation with Equity Commonwealth, are currently seeking, the consummation of our merger with Equity Commonwealth and resulting “change of control” is expected to result in a default or similar event under substantially all of our outstanding indebtedness, permitting the holders of such indebtedness to accelerate such indebtedness and demand immediate repayment at par, together with the applicable ‘make-whole’ premium, if any, following the merger.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of June 30, 2021 consisted of 300.0 million shares of common stock, of which 98.3 million shares were issued and outstanding, 26.6 million authorized shares of 6.125% Series C Preferred Stock, of which 22.0 million shares were issued and outstanding, and 200.0 million authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

We raised $1.4 million (including dividend reinvestments of $1.0 million) from the issuance of 87,000 shares of common stock under our DRIP during the nine months ended June 30, 2021. During the nine months ended June 30, 2021, we paid $52.1 million in total cash dividends, or $0.53 per share, to common shareholders, of which $1.0 million was reinvested in the DRIP. As previously announced, in January 2021, when our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value, the Board also determined to temporally suspend our DRIP program during this process. The DRIP program remains suspended.

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

On July 1, 2021, our Board of Directors declared a cash dividend on our Common Stock of $0.18 per share. The common stock dividend will be payable to shareholders of record at the close of business on August 16, 2021 and will be paid on September 15, 2021, except that if our pending merger with Equity Commonwealth is completed prior to September 15, 2021, the dividend payment will be accelerated and paid immediately prior to the effective time of the merger.

On February 6, 2020, we entered into a Common Stock ATM Program with BMO Capital Markets Corp., B. Riley FBR, Inc., D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (together the “Distribution Agents”) under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate sales price of up to $150.0 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Agreement, if any, will be in “at the market offerings.” We established the Common Stock ATM program for the flexibility that it provides to opportunistically access the capital markets and to best time our equity capital needs as we close on acquisitions. To date, we have not raised any equity though our Common Stock Equity Program.

Our Common Stock Repurchase Program (the “Program”) authorizes us to purchase up to $50.0 million of shares of our common stock. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice.

Under the Program, during fiscal 2020, we repurchased 400,000 shares of our common stock for $4.3 million at an average price of $10.69 per share. These are the only repurchases made under the Program to date and we may elect not to repurchase any additional common stock in the future. The remaining maximum dollar value that may be purchased under the Program as of June 30, 2021 is $45.7 million.

As discussed in Note 1, upon consummation of our pending merger with Equity Commonwealth, holders of our outstanding common stock will become entitled to receive 0.67 shares of Equity Commonwealth common stock for each share of our common stock they own and the outstanding shares of our common stock will be extinguished.

6.125% Series C Cumulative Redeemable Preferred Stock

During the nine months ended June 30, 2021, we paid $24.6 million in Preferred Dividends, or $1.1484375 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2020 through May 31, 2021. As of June 30, 2021, we had accrued Preferred Dividends of $2.8 million covering the period June 1, 2021 to June 30, 2021. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Except in limited circumstances relating to our qualification as a REIT, or in connection with a change of control, the 6.125% Series C Preferred Stock is not redeemable prior to September 15, 2021. On and after September 15, 2021, at any time, and from time to time, the 6.125% Series C Preferred Stock will be redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption.

On July 1, 2021, our Board of Directors declared a cash dividend on our 6.125% Series C Cumulative Redeemable Preferred Stock. The preferred stock dividend will cover the period from June 1, 2021 to August 31, 2021 unless the pending merger with Equity Commonwealth closes prior to August 31, 2021. If the merger is completed prior to August 31, 2021, then the preferred stock dividend period will end on, but not include, the closing date of the merger and the dividend will be paid immediately prior to the effective time of the merger. If the merger is not completed prior to August 31, 2021, the preferred dividend will be paid on August 31, 2021. The quarterly preferred stock dividend payment of $0.3828125 per share will be prorated if the merger is completed prior to August 31, 2021. Regardless of whether the merger closes prior to August 31, 2021, the preferred stock dividend will be payable to shareholders of record as of the close of business on August 16, 2021.

Also, under the terms of our merger agreement with Equity Commonwealth, upon closing of the merger, each holder of our 6.125% Series C Preferred Stock, will be entitled to receive an amount in cash equal to $25.00 per share plus accumulated and unpaid dividends and the outstanding shares of our 6.125% Series C Preferred Stock will be extinguished.

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

Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through June 30, 2021, we sold 13.6 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.91 per share, and generated net proceeds, after offering expenses, of $332.4 million, of which 3.1 million shares were sold during the nine months ended June 30, 2021 at a weighted average price of $24.88 per share, generating net proceeds after offering expenses of $76.0 million. As of June 30, 2021, there is $108.3 million remaining that may be sold under the Preferred Stock ATM Program. No shares have been sold pursuant to the Preferred Stock ATM Program since December 2020.

As of June 30, 2021, 22.0 million shares of our 6.125% Series C Preferred Stock were outstanding.

NOTE 7 - FAIR VALUE MEASUREMENTS

We follow ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at June 30, 2021 and September 30, 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2021:
Equity Securities – Preferred Stock	$5,098	$5,098	$0	$0
Equity Securities – Common Stock	143,283	143,283	0	0
Mortgage Backed Securities	1	1	0	0
Interest Rate Swap	(2,506)	0	(2,506)	0
Total Securities Available for Sale at Fair Value	$145,876	$148,382	$(2,506)	$0

As of September 30, 2020:
Equity Securities – Preferred Stock	$5,860	$5,860	$0	$0
Equity Securities – Common Stock	102,971	102,971	0	0
Mortgage Backed Securities	1	1	0	0
Interest Rate Swap	(4,368)	0	(4,368)	0
Total Securities Available for Sale at Fair Value	$104,464	$108,832	$(4,368)	$0

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At June 30, 2021, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $898.9 million and the carrying value amounted to $856.7 million. When we acquired a property, we allocated the purchase price based upon relative fair value of all the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements were estimated based upon independent third-party appraisals and fell within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended June 30, 2021 and 2020 was $27.2 million and $26.2 million, respectively.

During the nine months ended June 30, 2021 and 2020, we had dividend reinvestments of $1.0 million and $6.7 million, respectively, which required no cash transfers.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

In addition to the property purchased subsequent to the quarter end in July 2021, we have entered into agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Georgia, Tennessee and Texas. These five future acquisitions total 1.6 million square feet, with net-leased terms ranging from 10 to 15 years, resulting in a weighted average lease term of 13.4 years and are expected to generate $10.5 million in annual rent. The aggregate purchase price for these five properties is $183.6 million. Four of these five properties, consisting of approximately 1.1 million square feet, or 68%, are leased for 15 years to FedEx Ground Package System, Inc., with the remaining property, consisting of approximately 530,000 square feet or 32%, leased for 10 years to Mercedes Benz US International, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing two of these transactions during fiscal 2021, two in the first half of fiscal 2022 and one in the second half of fiscal 2022.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are eight parking expansion projects underway which we expect to cost approximately $37.3 million. In addition, the first phase of a parking expansion project was completed during the prior quarter at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. This first phase of the expansion resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We recently began construction on a second phase on this parking expansion project at this location. We expect this second phase to be completed in November 2021 and cost approximately $2.3 million which will increase the annual rental rate by approximately $185,000 and extend the lease term approximately 14.6 years from the date of completion. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at nine additional locations bringing the total recently completed and potential parking lot expansion projects to 18 currently.

As noted above, pursuant to our merger agreement with Equity Commonwealth, upon consummation of the pending merger, the 22.0 million outstanding shares of our 6.125% Series C Preferred Stock will be extinguished and the holders of such shares will be entitled to receive the preferred stock merger consideration in the amount of $25.00 per share plus accrued and unpaid dividends.

In addition, in the absence of waivers or consents from holders of our indebtedness, which we, in consultation with Equity Commonwealth, are currently seeking, the consummation of the merger and resulting “change of control” is expected to result in a default or similar event under substantially all of our outstanding indebtedness, permitting the holders of such indebtedness to accelerate such indebtedness and demand immediate repayment at par, together with the applicable “make-whole” premium, if any, following the merger.

Consummation of the merger will also result in the vesting of unvested equity awards held by certain executive officers and employees and the payment of amounts provided for under change of control or similar agreements or arrangements with certain executive officers and employees. Information about amounts payable to our executive officers and employees in connection with the merger is contained in the definitive joint proxy statement/prospectus we filed with the SEC on July 23, 2021 in connection with the merger.

Our merger with Equity Commonwealth is the subject of three lawsuits commenced by purported shareholders, all of which allege generally that we and the members of our Board of Directors violated provisions of the federal securities laws by preparing and disseminating a registration statement relating to the merger that misstates or omits certain allegedly material information. The lawsuits seek, among other things, injunctive relief enjoining the consummation of the merger, or, if the merger is consummated, rescission or rescissory damages, and an award of the plaintiff’s costs, including attorneys’ and experts’ fees. We believe that all of the claims asserted in these lawsuits are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the defense of the actions will be successful. If any of these lawsuits is successful, the lawsuit(s) could prevent or delay completion of the merger and result in costs to us and Equity Commonwealth. Additional lawsuits relating to the merger may also be filed in the future.

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to quarter end, on July 29, 2021, we purchased a newly constructed 144,000 square foot industrial building, situated on 43.4 acres, located in the Burlington, VT MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through May 2036. The property was acquired for a purchase price of $54.8 million. Annual rental revenue over the remaining term of the lease averages $3.2 million.

Subsequent to the quarter end on July 15, 2021, we fully prepaid a $622,000 mortgage loan for our property located in Houston, TX. The loan was originally set to mature on August 10, 2022 and had an interest rate of 6.875%.

On July 1, 2021, our Board of Directors declared a cash dividend on our Common Stock of $0.18 per share. The common stock dividend will be payable to shareholders of record at the close of business on August 16, 2021 and will be paid on September 15, 2021, except that if our pending merger with Equity Commonwealth is completed prior to September 15, 2021, the dividend payment will be accelerated and paid immediately prior to the effective time of the merger.

On July 1, 2021, our Board of Directors declared a cash dividend on our 6.125% Series C Cumulative Redeemable Preferred Stock. The preferred stock dividend will cover the period from June 1, 2021 to August 31, 2021 unless the pending merger with Equity Commonwealth closes prior to August 31, 2021. If the merger is completed prior to August 31, 2021, then the preferred stock dividend period will end on, but not include, the closing date of the merger and the dividend will be paid immediately prior to the effective time of the merger. If the merger is not completed prior to August 31, 2021, the preferred dividend will be paid on August 31, 2021. The quarterly preferred stock dividend payment of $0.3828125 per share will be prorated if the merger is completed prior to August 31, 2021. Regardless of whether the merger closes prior to August 31, 2021, the preferred stock dividend will be payable to shareholders of record as of the close of business on August 16, 2021. Also, under the terms of the definitive merger agreement, upon closing of the merger, each holder of our 6.125% Series C Preferred Stock, will be entitled to receive an amount in cash equal to $25.00 per share plus accumulated and unpaid dividends and the outstanding shares of our 6.125% Series C Preferred Stock will be extinguished.

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

Merger with Equity Commonwealth

As previously announced, in January 2021, our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value. Following a comprehensive strategic alternatives process, on May 4, 2021, we entered into a definitive merger agreement with Equity Commonwealth (“EQC”), a New York Stock Exchange traded real estate investment trust, under which, on the terms and subject to the conditions set forth in the merger agreement, we will merge with and into a new wholly-owned subsidiary of Equity Commonwealth, resulting in Equity Commonwealth acquiring us in an all-stock transaction. The merger agreement provides that, upon closing of the merger, our common stockholders will be entitled to receive 0.67 shares of Equity Commonwealth common stock for every share of our common stock they own and the outstanding shares of our common stock will be extinguished. We plan to continue to pay our regular quarterly common stock dividend and our quarterly Series C Cumulative Redeemable Preferred Stock dividend until closing of the transaction. Under the terms of the definitive merger agreement, upon closing of the merger, each holder of our 6.125% Series C Preferred Stock, will be entitled to receive an amount in cash equal to $25.00 per share plus accumulated and unpaid dividends and the outstanding shares of our 6.125% Series C Preferred Stock will be extinguished. The merger transaction is expected to close during the second half of calendar 2021, subject to customary closing conditions, including approval by common stockholders of both Equity Commonwealth and MREIC. Equity Commonwealth and MREIC shareholders are expected to own approximately 65% and 35%, respectively, of the pro forma company following the close of the transaction. On July 23, 2021, we filed with the SEC, and shortly thereafter began distributing to our stockholders, a definitive joint proxy statement/prospectus of MREIC and EQC pursuant to which both MREIC and EQC are seeking approval of the merger from their respective stockholders at special stockholder meetings that have been called for August 24, 2021.

This proposed merger represents the culmination of the comprehensive strategic alternatives review conducted by our Board. As part of the review, our Board of Directors, working with our legal and financial advisors, carefully considered a full range of strategic alternatives. We and our advisors engaged with and solicited proposals from a broad range of highly reputable strategic and financial counterparties, all with significant access to capital, comprising of more than 90 qualified potential interested parties, including financial sponsors, real estate investment trusts, sovereign wealth funds, pension funds, real estate managers and other financial and strategic investors. At the conclusion of this process, the Board unanimously concluded that the merger with Equity Commonwealth is the best outcome to maximize long-term value for our stockholders. Our Board reaffirmed this conclusion and its support for the merger with Equity Commonwealth on July 21, 2021 following receipt and consideration of an unsolicited acquisition proposal from Starwood, a private investment firm which had previously participated in our strategic alternatives review process. Our Board, in consultation with our financial and legal advisors, carefully considered Starwood’s unsolicited proposal of July 8, 2021, as amended on July 15, 2021, to purchase 100% of our common stock for net cash consideration of $18.88 per common share and unanimously determined that the pending merger with EQC represents the best opportunity to maximize value for our stockholders. As noted above, we are in the process of soliciting approval of the merger with EQC from stockholders holding two-thirds of our outstanding common shares, as required by Maryland law. Starwood has filed definitive proxy materials with the SEC for the purpose of soliciting proxies from our stockholders in opposition to the pending merger, and Blackwells Capital LLC, one of our stockholders, has filed its own preliminary proxy materials with the SEC for the same purpose.

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

During the nine months ended June 30, 2021, we purchased two new built-to-suit, net-leased, industrial properties, located in the Columbus, OH, and Atlanta, GA Metropolitan Statistical Areas (MSAs) totaling approximately 1.2 million square feet, for $169.2 million. The two properties are net-leased for terms that range from 15 to 20 years resulting in a weighted average lease term of 17.8 years and are expected to generate annualized rental income over the life of their leases of $10.0 million. In connection with the two properties acquired during the nine months ended June 30, 2021, we obtained a 15 year, fully-amortizing mortgage loan and a 17 year, fully-amortizing mortgage loan. The two mortgage loans originally totaled $104.0 million with a weighted average maturity of 16.1 years and a weighted average fixed interest rate of 3.11%. As of June 30, 2021, we owned 120 properties with total square footage of 24.5 million. These properties are located in 31 states. During the quarter, on April 15, 2021, we sold our 60,400 square foot building located in Carlstadt, NJ, which is in the New York, NY MSA. As of the quarter ended June 30, 2021, our weighted average lease term was 7.2 years, our occupancy rate was 99.7%, and our annualized average base rent per occupied square foot was $6.50. As of June 30, 2021, the weighted average building age, based on the square footage of our buildings, was 10.1 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $148.4 million, were $2.2 billion as of June 30, 2021.

Subsequent to quarter end, on July 29, 2021, we purchased a newly constructed 144,000 square foot industrial building, situated on 43.4 acres, located in the Burlington, VT MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through May 2036. The property was acquired for a purchase price of $54.8 million. Annual rental revenue over the remaining term of the lease averages $3.2 million. With the addition of this new acquisition, we currently have 121 properties consisting of 24.7 million rentable square feet which are located in 32 states with a weighted average lease term of 7.2 years and an annualized average base rent per occupied square foot of $6.59.

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

The future effects of the COVID-19 Pandemic are uncertain, however, at this time COVID-19 has not had a material adverse effect on our financial condition. For many years, ecommerce demand has increased, and it has now become an integral part of the retail landscape. The COVID-19 Pandemic created an even greater move towards on-line shopping. As a result of state and local government-mandated shutdowns, public health guidance and changing consumer demand, ecommerce sales as a percentage of total retail sales has substantially increased during the past year. The COVID-19 Pandemic also created a need for supply chain reconfiguration. It is estimated that ecommerce sales require three times the warehouse space relative to brick and mortar retail sales. Increased inventory stocking is currently taking place across many industries and it appears that this trend will continue in order to accommodate surges in demand.

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which we believe is a useful indicator of our operating performance. NOI is a non-GAAP financial measure that we define as Net Income (Loss) Attributable to Common Shareholders plus Net Income (Loss) Attributable to Non-Controlling Interest, Preferred Dividend Expense, General and Administrative Expenses, Non-recurring Strategic Alternatives & Proxy Costs, Non-recurring Severance Expense, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, Unrealized Holding (Gains) Losses Arising During the Periods, less Dividend Income, Realized Gain on Sale of Securities Transactions, Realized Gain on Sale of Real Estate Investment and Lease Termination Income. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities, and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of our Net Income (Loss) Attributable to Common Shareholders to our NOI for the three and nine months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net Income (Loss) Attributable to Common Shareholders	$17,292	$26,851	$68,950	$(44,700)
Plus: Net Income (Loss) Attributable to Non-Controlling Interest	2,894	(163)	2,996	(86)
Plus: Preferred Dividend Expense	8,416	6,607	25,003	19,469
Plus: General & Administrative Expenses	2,246	2,198	6,363	6,858
Plus: Non-recurring Strategic Alternatives & Proxy Costs	8,657	-0-	10,896	-0-
Plus: Non-recurring Severance Expense	-0-	-0-	-0-	786
Plus: Depreciation	13,016	11,743	38,158	34,650
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	1,031	788	2,718	2,308
Plus: Interest Expense, including Amortization of Financing Costs	9,685	8,975	28,231	27,235
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(16,471)	(19,610)	(55,377)	67,100
Less: Dividend Income	(1,486)	(2,344)	(4,681)	(8,987)
Less: Realized Gain on Sale of Securities Transactions	-0-	-0-	(2,248)	-0-
Less: Realized Gain on Sale of Real Estate Investment	(6,376)	-0-	(6,376)	-0-
Less: Lease Termination Income	-0-	-0-	(377)	-0-
Net Operating Income- NOI	$38,904	$35,045	$114,256	$104,633

The components of our NOI for the three and nine months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Rental Revenue	$39,032	$35,427	$115,123	$105,410
Reimbursement Revenue	6,962	6,348	20,818	19,772
Total Rental and Reimbursement Revenue	45,994	41,775	135,941	125,182
Real Estate Taxes	(5,402)	(5,140)	(16,324)	(15,205)
Operating Expenses	(1,688)	(1,590)	(5,361)	(5,344)
Net Operating Income- NOI	$38,904	$35,045	$114,256	$104,633

NOI from property operations increased $3.9 million, or 11%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. NOI from property operations increased $9.6 million, or 9%, for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. This increase was due to the acquisition of two new built-to-suit, net-leased, industrial properties, located in the Columbus, OH and Atlanta, GA totaling approximately 1.2 million square feet purchased during the nine-month period ended June 30, 2021 and the fiscal 2020 acquisitions consisting of five new built-to-suit, net-leased, industrial properties, located in the Indianapolis, IN, Columbus, OH, Greensboro, NC, Salt Lake City, UT and Oklahoma City, OK MSAs totaling approximately 1.2 million square feet.

Acquisitions

On December 17, 2020, we purchased a newly constructed 500,000 square foot industrial building, situated on 100.0 acres, located in the Columbus, OH MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through September 2035. The purchase price was $73.3 million. We obtained a 15 year, fully-amortizing mortgage loan of $47.0 million at a fixed interest rate of 2.95%. Annual rental revenue over the remaining term of the lease averages $4.6 million.

On December 24, 2020, we purchased a newly constructed 658,000 square foot industrial building, situated on 130.2 acres, located in the Atlanta, GA MSA. The building is 100% net-leased to Home Depot U.S.A., Inc. for 20 years through November 2040. The purchase price was $95.9 million. We obtained a 17 year, fully-amortizing mortgage loan of $57.0 million at a fixed interest rate of 3.25%. Annual rental revenue over the remaining term of the lease averages $5.5 million.

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation, and Home Depot U.S.A., Inc’s ultimate parent, Home Depot, Inc. are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

Subsequent to quarter end, on July 29, 2021, we purchased a newly constructed 144,000 square foot industrial building, situated on 43.4 acres, located in the Burlington, VT MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through May 2036. The property was acquired for a purchase price of $54.8 million. Annual rental revenue over the remaining term of the lease averages $3.2 million.

Expansions

During the nine months ended June 30, 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million, which resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We recently began construction on the second phase of this parking expansion project at this location, which will increase the rental rate further and extend the lease term. In addition, effective June 4, 2021, we completed a parking lot expansion for UPS at our property located in Halfmoon (Albany), NY for a cost of approximately $835,000, resulting in an initial increase in annual rent effective on the date of completion of approximately $52,000 from approximately $510,000, or $6.80 per square foot, to approximately $562,000, or $7.50 per square foot. Furthermore, annual rent will continue to increase each year by 2.0% resulting in an annualized rent from June 4, 2021 through the remaining term of the lease of approximately $622,000, or $8.29 per square foot.

Dispositions

On April 15, 2021, we sold our 60,400 square foot building located in Carlstadt, NJ which is in the New York, NY MSA, for $13.0 million. Prior to the sale, we owned a 51% interest in this property. Our 51% portion of the sale proceeds resulted in a U.S. GAAP net realized gain of approximately $3.3 million, representing a 159% gain over the depreciated U.S. GAAP basis and a net realized gain over our historic undepreciated cost basis of approximately $2.6 million, representing a 96% net gain over our historic undepreciated cost basis.

Commitments

In addition to the property purchased subsequent to the quarter end in July 2021, we have entered into agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Georgia, Tennessee and Texas. These five future acquisitions total 1.6 million square feet, with net-leased terms ranging from 10 to 15 years, resulting in a weighted average lease term of 13.4 years and are expected to generate $10.5 million in annual rent. The aggregate purchase price for these five properties is $183.6 million. Four of these five properties, consisting of approximately 1.1 million square feet, or 68%, are leased for 15 years to FedEx Ground Package System, Inc., with the remaining property, consisting of approximately 530,000 square feet or 32%, leased for 10 years to Mercedes Benz US International, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing two of these transactions during fiscal 2021, two in the first half of fiscal 2022 and one in the second half of fiscal 2022.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are eight parking expansion projects underway which we expect to cost approximately $37.3 million. In addition, the first phase of a parking expansion project was completed during the prior quarter at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. This first phase of the expansion resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We recently began construction on a second phase on this parking expansion project at this location. We expect this second phase to be completed in November 2021 and cost approximately $2.3 million which will increase the annual rental rate by approximately $185,000 and extend the lease term approximately 14.6 years from the date of completion. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at nine additional locations bringing the total recently completed and potential parking lot expansion projects to 18 currently.

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

Changes in Results of Operations

As of June 30, 2021, we owned 120 properties with total square footage of 24.5 million, as compared to 118 properties with total square footage of 23.4 million, as of June 30, 2020, representing an increase in square footage of 4.9%. At quarter end, the Company’s weighted average lease term was approximately 7.2 years, as compared to 7.2 years at the end of the prior year period. Our occupancy rate was 99.7% as of June 30, 2021, as compared to 99.4% as of June 30, 2020, representing an increase of 30 basis points. Our weighted average building age was 10.1 years as of June 30, 2021, as compared to 9.5 years as of June 30, 2020.

Fiscal 2021 Renewals

In fiscal 2021, approximately 5% of our gross leasable area, representing ten leases totaling 1.2 million square feet, were set to expire. All ten of these leases have been renewed, resulting in a 100% retention rate for a weighted average term of 4.2 years, at a rental rate increase of 6.2% on a U.S. GAAP basis and an increase of 0.4% on a cash basis.

We have incurred or we expect to incur leasing commission costs of $621,000 in connection with six of these lease renewals and we have incurred or we expect to incur tenant improvement costs of $756,000 in connection with five of these lease renewals. The table below summarizes the lease term of the leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal terms.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Griffin (Atlanta), GA	Rinnai America Corporation	218,120	$3.81	$3.93	12/31/20	$4.22	$4.22	12/31/22	2.0	$-0-	$0.13
Fayetteville, NC	Victory Packaging, L.P.	148,000	3.33	3.50	2/28/21	3.40	3.25	2/28/25	4.0	-0-	0.20
Winston-Salem, NC	Style Crest, Inc.	106,507	3.39	3.77	3/31/21	4.10	3.90	3/31/26	5.0	0.30	-0-
Romulus, MI	FedEx Corporation	71,933	5.15	5.15	5/31/21	5.95	5.95	5/31/26	5.0	0.56	0.12
Augusta, GA	FedEx Ground	59,358	8.64	8.64	6/30/21	8.64	8.64	6/30/23	2.0	-0-	-0-
O’Fallon, MO	Pittsburgh Glass Works, LLC	102,135	4.37	4.44	6/30/21	5.05	4.88	6/30/26	5.0	0.20	-0-
Corpus Christi, TX	FedEx Ground	46,253	9.03	9.42	8/31/21	9.89	9.89	8/31/26	5.0	-0-	-0-
Kansas City, MO	Bunzl Distribution	158,417	4.65	4.86	9/30/21	4.44	4.26	9/30/26	5.0	-0-	0.27
St. Joseph, MO	Woodstream Corporation	256,000	3.57	3.70	9/30/21	3.89	3.75	9/30/26	5.0	0.14	0.12
Topeka, KS	Coca-Cola Bottling Co., LLC	40,000	8.30	8.30	9/30/21	7.10	6.75	9/30/26	5.0	0.60	0.21
	Total	1,206,723

Weighted Average			$4.49	$4.64		$4.77	$4.66		4.2	$0.15	$0.12

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These ten lease renewals have a U.S. GAAP straight-line lease rate of $4.77 per square foot. The renewed initial cash rent per square foot is $4.66. This compares to the former rent of $4.49 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $4.64 per square foot, resulting in an increase of 6.2% on a U.S. GAAP straight-line basis and an increase of 0.4% on a cash basis.

Effective October 1, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease, which was set to expire in 1.2 years on November 30, 2021. We simultaneously entered into a 10.4 year lease agreement with United Parcel Service, Inc. (UPS) which became effective November 1, 2020. The lease agreement with UPS provides for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot, will commence, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease, which expires March 31, 2031. This compares to the former U.S. GAAP straight-line rent of $574,000, representing $7.65 per square foot, and former cash rent of $8.19 per square foot, resulting in a decrease of $33,000, representing a 5.8% decrease on a U.S. GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provides for an additional 9.3 years of lease term versus the old lease with Cardinal Health. In addition, effective June 4, 2021, we completed a parking lot expansion at this location for a cost of approximately $835,000 resulting in an initial increase in annual rent effective on the date of completion of approximately $52,000 from approximately $510,000, or $6.80 per square foot, to approximately $562,000, or $7.50 per square foot. Furthermore, annual rent will continue to increase each year by 2.0% resulting in an annualized rent from June 4, 2021 through the remaining term of the lease of approximately $622,000, or $8.29 per square foot.

Effective December 15, 2020, we entered into a 10.3 year lease with Hartford HealthCare Corporation for our previously vacant 55,000 square foot facility located in Newington (Hartford), CT. The new lease has free rent for the first four months, after which initial annual rent will be $288,000, representing $5.25 per square foot with 2.0% annual increases thereafter, resulting in a U.S. GAAP straight-line annualized rent of $307,000, representing $5.60 per square foot over the life of the lease. Hartford HealthCare Corporation is rated “investment-grade” as defined by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com).

Rental Revenue increased $3.6 million, or 10%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Rental Revenue increased $9.7 million, or 9%, for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. These increases were due to the acquisition of two new built-to-suit, net-leased, industrial properties located in the Columbus, OH and Atlanta, GA MSAs totaling approximately 1.2 million square feet during the nine months ended June 30, 2021 and the increase was due to the fiscal 2020 acquisitions of five new built-to-suit, net-leased, industrial properties, located in the Indianapolis, IN, Columbus, OH, Greensboro, NC, Salt Lake City, UT and Oklahoma City, OK MSAs totaling approximately 1.2 million square feet.

Our single-tenant properties are subject to net-leases, which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. Reimbursement Revenue increased $614,000, or 10%, Real Estate Tax Expense increased $262,000, or 5%, and Operating Expenses increased $98,000, or 6% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. For the nine months ended June 30, 2021, Reimbursement Revenue increased $1.0 million, or 5%, Real Estate Tax Expense increased $1.1 million, or 7%, and Operating Expenses increased $17,000, or 0.3% as compared to the nine months ended June 30, 2020. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended June 30, 2021 was 98% compared to 94% for the three months ended June 30, 2020. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the nine months ended June 30, 2021 was 96% compared to 96% for the nine months ended June 30, 2020.

General and Administrative Expenses increased $48,000, or 2%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. General and Administrative Expenses decreased $495,000, or 7%, for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. General and Administrative Expenses, as a percentage of gross revenue (which includes Rental Revenue, Reimbursement Revenue and Dividend Income) was 4.7% for the three months ended June 30, 2021 as compared to 5.0% for the three months ended June 30, 2020 and was 4.5% for the nine months ended June 30, 2021 as compared to 5.1% for the nine months ended June 30, 2020. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation) was 34 basis points for the nine months ended June 30, 2021 as compared to 41 basis points for the nine months ended June 30, 2020.

During the three and nine months ended June 30, 2021, we incurred Non-recurring Strategic Alternatives & Proxy Costs of $8.7 million and $10.9 million, respectively, related to the evaluation of strategic alternatives approved by our Board of Directors and the related proxy process.

On December 23, 2019, our former General Counsel, Allison Nagelberg, announced her retirement effective December 31, 2019. In accordance with her severance package, during the first quarter of fiscal 2020, we incurred a one-time, Non-recurring Severance Expense of $786,000.

Depreciation increased $1.3 million, or 11%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Depreciation increased $3.5 million, or 10%, for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. Amortization of Capitalized Lease Costs and Intangible Assets increased $243,000, or 31%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Amortization of Capitalized Lease Costs and Intangible Assets increased $410,000, or 18%, for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. These increases were primarily due to the acquisition of two industrial properties purchased during the first nine months of fiscal 2021 and five industrial properties purchased during fiscal 2020. In addition, the increases in depreciation and amortization expenses were also the result of the capital improvements and leasing costs incurred over the last four quarters.

The recognition of Unrealized Holding Gains (Losses) Arising During the Periods was due to the adoption of ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which became effective at the beginning of the prior fiscal year. With the adoption of ASU 2016-01, the changes in net unrealized holding gains and losses are recognized through net income. Therefore, the implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Unrealized Holding Gains arising during the three and nine months ended June 30, 2021 were $16.5 million and $55.4 million, respectively and Unrealized Holding Gains (Losses) arising during the three and nine months ended June 30, 2020 were $19.6 million and $(67.1) million, respectively. The components of the Unrealized Holding Gains (Losses) Arising During the Periods included in the accompanying Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Unrealized Holding Gains (Losses)	$16,471	$19,610	$57,625	$(67,100)
Reclassification Adjustment for Net (Gains) Realized in Income	-0-	-0-	(2,248)	-0-
Unrealized Holding Gains (Losses) Arising During the Period	$16,471	$19,610	$55,377	$(67,100)

We recognized dividend income on our investments in securities of $1.5 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively, representing an $858,000 decrease. We recognized dividend income on our investments in securities of $4.7 million and $9.0 million for the nine months ended June 30, 2021 and 2020, respectively, representing a $4.3 million decrease. This decrease is due to reduced dividends from our REIT securities portfolio. The REIT securities portfolio’s weighted average yield for the nine months ended June 30, 2021 was approximately 4.6% as compared to 7.6% for the nine months ended June 30, 2020. We held $148.4 million in marketable REIT securities as of June 30, 2021, representing 5.9% of our undepreciated assets.

Interest Expense, including Amortization of Financing Costs, increased by $710,000, or 8%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Interest Expense, including Amortization of Financing Costs, increased by $996,000, or 4%, for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. The increase in Interest Expense, including Amortization of Financing Costs, was due to an increase in the Fixed Rate Mortgage Notes Payable balance, which increased by $44.4 million from June 30, 2020 to June 30, 2021. The increase in Fixed Rate Mortgage Notes Payable was offset by a decrease of 14 basis points in the weighted average interest rate of the Fixed Rate Mortgage Notes Payable, which decreased from 4.00% at June 30, 2020 to 3.86% at June 30, 2021.

Preferred Dividend Expense increased $1.8 million, or 27%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and increased $5.5 million, or 28% for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. These increases were due to the additional $115.8 million of 6.125% Series C Cumulative Redeemable Preferred Stock issued between June 30, 2020 and June 30, 2021.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $76.8 million and $75.0 million for the nine months ended June 30, 2021 and 2020, respectively.

Real Estate Investments increased by $129.1 million from September 30, 2020 to June 30, 2021. This increase was mainly due to the purchase of two net-leased industrial properties, located in the Columbus, OH and Atlanta, GA MSAs, totaling approximately 1.2 million square feet, for $169.2 million. The increase was partially offset by Depreciation Expense on Real Estate Investments for the nine months ended June 30, 2021 of $38.2 million.

Securities Available for Sale increased by $39.6 million from September 30, 2020 to June 30, 2021. The increase was primarily due to an Unrealized Holding Gain of $55.4 million for the nine months ended June 30, 2021. There were also sales and redemptions of securities during the nine month period totaling $18.8 million which resulted in a realized gain of $2.2 million.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable), increased by $49.5 million from September 30, 2020 to June 30, 2021. The increase was mostly due to the origination of two fully-amortizing mortgage loans for $104.0 million, with a weighted average interest rate of 3.11%, obtained in connection with the two industrial properties purchased during the first half of fiscal 2021. Details on these two fixed rate mortgages are as follows:

Property (MSA)	Mortgage amount (in thousands)	Maturity Date	Interest Rate
Columbus, OH	$47,000	1/1/2036	2.95%
Atlanta, GA	$57,000	1/1/2038	3.25%

The increase in Mortgage Notes Payable was also partially due to the amortization of financing costs associated with the Mortgage Notes Payable of approximately $751,000. This increase was partially offset by scheduled payments of principal of $54.7 million and we fully prepaid three Mortgage loans. One was a $6.2 million mortgage loan for our property located in Kansas City, MO that was originally set to mature on December 1, 2021 and had an interest rate of 5.18%. The second was a $159,000 mortgage loan for our property located in Topeka, KS that was originally set to mature on August 10, 2021 and had an interest rate of 6.50%. The third was a $1.1 million mortgage loan that was fully repaid in connection with the sale of our property located in Carlstadt, NJ that was originally set to mature on May 15, 2026 and had an interest rate of 5.25%. Subsequent to the quarter end on July 15, 2021, we fully prepaid a $622,000 mortgage loan for our property located in Houston, TX. The loan was originally set to mature on August 10, 2022 and had an interest rate of 6.875%. In addition, the increase in Mortgage Notes Payable was partially offset by the addition of deferred financing costs of approximately $569,000, which is associated with two mortgages obtained in connection with two industrial properties purchased during the first quarter of fiscal 2021.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased by 14 basis points from the prior year quarter, from 4.00% at June 30, 2020 to 3.86% at June 30, 2021.

We are scheduled to repay a total of $78.9 million in mortgage principal payments over the next 12 months. We may make these principal payments from the cash on hand, funds generated from Cash from Operations, the DRIP, the At-The-Market Sales Agreement Program (Preferred Stock ATM Program), the Equity Distribution Agreement (Common Stock ATM Program), and draws from the unsecured line of credit facility.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $76.8 million and $75.0 million for the nine months ended June 30, 2021 and 2020, respectively. Dividends paid on common stock for the nine months ended June 30, 2021 and 2020 were $52.1 million and $49.8 million, respectively (of which $1.0 million and $6.7 million, respectively, were reinvested). We pay dividends from cash generated from operations.

As of June 30, 2021, we held $148.4 million in marketable REIT securities, representing 5.9% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.5 billion as of June 30, 2021. In general, we may borrow up to 50% of the value of the marketable securities. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of June 30, 2021. At June 30, 2021, there was no amount drawn down under the margin loan. As of June 30, 2021, we had net Unrealized Holding Losses on our portfolio of $71.4 million as compared to net Unrealized Holding Losses of $126.8 million as of September 30, 2020, representing an Unrealized Holding Gain of $55.4 million for the nine months ended June 30, 2021. There have been no open market purchases of securities during the nine months ended June 30, 2021. We recognized dividend income on our investments in securities of $1.5 million and $4.7 million for the three and nine months ended June 30, 2021, respectively. During the nine months ended June 30, 2021, UMH Properties, Inc. (UMH), a related REIT, redeemed all of its outstanding 8.00% Series B Cumulative Redeemable Preferred Stock at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends, of which we owned 100,000 shares at a total cost of $2.5 million. In addition to the $2.5 million of UMH 8.00% Series B Cumulative Redeemable Preferred Stock that was redeemed during the nine months ended June 30, 2021, we also sold marketable REIT securities for gross proceeds totaling $16.3 million with an original cost basis of $14.1 million, resulting in a realized gain of $2.2 million.

On November 15, 2019, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million unsecured line of credit facility (the “Revolver”) and a new $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility, the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.53%. As of the quarter end, we have $90.0 million drawn down under our Revolver, resulting in $135.0 million being currently available. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

As of June 30, 2021, we owned 120 properties, of which 61 carried mortgage loans with outstanding principal balances totaling $856.7 million. The 59 unencumbered properties could be refinanced to raise additional funds, although covenants in our New Facility limit the amount of unencumbered properties that can be mortgaged. As of June 30, 2021, Loans Payable represented $90.0 million drawn down on our $225.0 million Revolver and $75.0 million outstanding under our Term Loan.

As of June 30, 2021, we had total assets of $2.2 billion and liabilities of $1.0 billion. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of June 30, 2021 was approximately 27% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of June 30, 2021 was approximately 23%. Our debt consists of 84% amortizing fixed rate debt with a weighted average interest rate of 3.86% and a weighted average loan maturity of 11.1 years. We believe that we have the ability to meet our obligations and to generate funds for new investments.

As previously announced, in January 2021, our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value. Following a comprehensive strategic alternatives process, on May 4, 2021, we entered into a definitive merger agreement with Equity Commonwealth (“EQC”), a New York Stock Exchange traded real estate investment trust, under which, on the terms and subject to the conditions set forth in the merger agreement, we will merge with and into a new wholly-owned subsidiary of Equity Commonwealth, resulting in Equity Commonwealth acquiring us in an all-stock transaction. The merger agreement provides that, upon closing of the merger, our common stockholders will be entitled to receive 0.67 shares of Equity Commonwealth common stock for every share of our common stock they own and the outstanding shares of our common stock will be extinguished. Under the terms of the definitive merger agreement, upon closing of the merger, each holder of our 6.125% Series C Preferred Stock, will be entitled to receive an amount in cash equal to $25.00 per share plus accumulated and unpaid dividends and the outstanding shares of our 6.125% Series C Cumulative Redeemable Preferred Stock will be extinguished. The merger transaction is expected to close during the second half of calendar 2021, subject to customary closing conditions, including approval by common stockholders of both Equity Commonwealth and MREIC. On July 23, 2021, we filed with the SEC, and shortly thereafter began distributing to our stockholders, a definitive joint proxy statement/prospectus of MREIC and EQC pursuant to which both MREIC and EQC are seeking approval of the merger from their respective stockholders at special stockholder meetings that have been called for August 24, 2021.

On February 6, 2020, we entered into a Common Stock ATM Program with BMO Capital Markets Corp., B. Riley FBR, Inc., D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (together the “Distribution Agents”) under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate sales price of up to $150.0 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Agreement, if any, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the Common Stock, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We established the Common Stock ATM program for the flexibility that it provides to opportunistically access the capital markets and to best time our equity capital needs as we close on acquisitions. To date, we have elected to not raise any equity though our Common Stock Equity Program.

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

Sales of shares of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through these programs on July 3, 2017. Since inception through June 30, 2021, we sold 13.6 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.91 per share, and generated net proceeds, after offering expenses, of $332.4 million, of which 3.1 million shares were sold during the nine months ended June 30, 2021 at a weighted average price of $24.88 per share, generating net proceeds after offering expenses of $76.0 million. As of June 30, 2021, there is $108.3 million remaining that may be sold under the Preferred Stock ATM Program. No shares have been sold pursuant to the Preferred Stock ATM Program since December 2020.

As of June 30, 2021, 22.0 million shares of our 6.125% Series C Preferred Stock were outstanding.

We raised $1.4 million (including dividend reinvestments of $1.0 million) from the issuance of 87,000 shares of common stock under our DRIP during the nine months ended June 30, 2021. Of this amount, UMH made total purchases of 13,000 common shares under our DRIP for a total cost of $205,000, or a weighted average cost of $15.68 per share.

During the nine months ended June 30, 2021, we paid $52.1 million in total cash dividends, or $0.53 per share to common shareholders, of which $1.0 million was reinvested in the DRIP.

On January 14, 2021, our Board of Directors approved a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share representing an annualized dividend rate of $0.72 per share. This increase is the third dividend increase in the past five years, representing a total increase of 20%. We have maintained or increased our common stock cash dividend for 30 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis.

On July 1, 2021, our Board of Directors declared a cash dividend on our Common Stock of $0.18 per share. The common stock dividend will be payable to shareholders of record at the close of business on August 16, 2021 and will be paid on September 15, 2021, except that if our pending merger with Equity Commonwealth is completed prior to September 15, 2021, the dividend payment will be accelerated and paid immediately prior to the effective time of the merger.

During the nine months ended June 30, 2021, we paid $24.6 million in Preferred Dividends, or $1.1484375 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2020 through May 31, 2021. As of June 30, 2021, we had accrued Preferred Dividends of $2.8 million covering the period June 1, 2021 to June 30, 2021. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share.

On July 1, 2021, our Board of Directors declared a cash dividend on our 6.125% Series C Cumulative Redeemable Preferred Stock. The preferred stock dividend will cover the period from June 1, 2021 to August 31, 2021 unless the pending merger with Equity Commonwealth closes prior to August 31, 2021. If the merger is completed prior to August 31, 2021, then the preferred stock dividend period will end on, but not include, the closing date of the merger and the dividend will be paid immediately prior to the effective time of the merger. If the merger is not completed prior to August 31, 2021, the preferred dividend will be paid on August 31, 2021. The quarterly preferred stock dividend payment of $0.3828125 per share will be prorated if the merger is completed prior to August 31, 2021. Regardless of whether the merger closes prior to August 31, 2021, the preferred stock dividend will be payable to shareholders of record as of the close of business on August 16, 2021. Also, under the terms of the definitive merger agreement, upon closing of the merger, each holder of our 6.125% Series C Preferred Stock, will be entitled to receive an amount in cash equal to $25.00 per share plus accumulated and unpaid dividends and the outstanding shares of our 6.125% Series C Preferred Stock will be extinguished.

We have used a variety of sources to fund our cash needs in addition to cash generated from operations. In the past, we considered selling marketable securities from our investment portfolio, borrowing on our unsecured line of credit facility or securities margin loans, finance or refinance debt, or raising capital through registered direct placements, public offerings of common and preferred stock and through our Common Stock ATM Program.

We have a concentration of properties leased to FedEx Corporation (FDX) and FDX subsidiaries, consisting of 63 separate stand-alone leases covering 11.2 million square feet as of June 30, 2021 and 62 separate stand-alone leases covering 10.7 million square feet as of June 30, 2020. FDX is experiencing record demand due to the continued strong growth in ecommerce. Additionally, in periods of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed supplies throughout the world. As of June 30, 2021, the 63 separate stand-alone leases we have with FDX and FDX subsidiaries are located in 26 different states and have a weighted average lease maturity of 7.5 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 46% (5% to FDX and 41% to FDX subsidiaries) as of June 30, 2021 and 46% (5% to FDX and 41% to FDX subsidiaries) as of June 30, 2020.

As of June 30, 2021, the only tenants, other than FDX and its subsidiaries, that leased 5% or more of our total square footage were subsidiaries of Amazon.com, Inc (Amazon), which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 55% (5% to FDX and 50% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2021, and was 58% (5% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2020. The only tenants, other than FDX and its subsidiaries, that we estimate will comprise 5% or more of our total Rental and Reimbursement Revenue for fiscal 2021 are subsidiaries of Amazon, which is estimated to be 7% of our Annualized Rental and Reimbursement Revenue for fiscal 2021 and was 6% for of our Annualized Rental and Reimbursement Revenue for fiscal 2020. For the nine months ended June 30, 2021, no other tenant accounted for 5% or more of our total Rental and Reimbursement Revenue.

FDX and Amazon are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A2”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings.

During the nine months ended June 30, 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million which resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We recently began construction on a second phase of this parking expansion project at this location, which will increase the rental rate further and extend the lease term. In addition, effective June 4, 2021, we completed a parking lot expansion for UPS at our property located in Halfmoon (Albany), NY for a cost of approximately $835,000, resulting in an initial increase in annual rent effective on the date of completion of approximately $52,000 from approximately $510,000, or $6.80 per square foot, to approximately $562,000, or $7.50 per square foot. Furthermore, annual rent will continue to increase each year by 2.0% resulting in an annualized rent from June 4, 2021 through the remaining term of the lease of approximately $622,000, or $8.29 per square foot.

In addition to the property purchased subsequent to the quarter end in July 2021, we have entered into agreements to purchase five new build-to-suit, industrial buildings that are currently being developed in Alabama (2), Georgia, Tennessee and Texas. These five future acquisitions total 1.6 million square feet, with net-leased terms ranging from 10 to 15 years, resulting in a weighted average lease term of 13.4 years and are expected to generate $10.5 million in annual rent. The aggregate purchase price for these five properties is $183.6 million. Four of these five properties, consisting of approximately 1.1 million square feet, or 68%, are leased for 15 years to FedEx Ground Package System, Inc., with the remaining property, consisting of approximately 530,000 square feet or 32%, leased for 10 years to Mercedes Benz US International, Inc. All properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing two of these transactions during fiscal 2021, two in the first half of fiscal 2022 and one in the second half of fiscal 2022.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are eight parking expansion projects underway which we expect to cost approximately $37.3 million. In addition, the first phase of a parking expansion project was completed during the prior quarter at our property located in Olathe (Kansas City), KS for a total project cost of $3.4 million. This first phase of the expansion resulted in a $340,000 increase in annualized rent effective November 5, 2020 increasing the annualized rent from $2.2 million to $2.6 million. We recently began construction on a second phase on this parking expansion project at this location. We expect this second phase to be completed in November 2021 and cost approximately $2.3 million which will increase the annual rental rate by approximately $185,000 and extend the lease term approximately 14.6 years from the date of completion. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at nine additional locations bringing the total recently completed and potential parking lot expansion projects to 18 currently.

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

Funds From Operations and Adjusted Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (Nareit), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, certain non-cash items such as real estate asset depreciation and amortization, plus our portion of these items related to our consolidated investment that we have a non-controlling interest in. Included in the Nareit FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of Nareit FFO to make an election to include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude unrealized gains and losses from our investments in marketable equity securities from our FFO calculation. Nareit created FFO as a non-GAAP supplemental measure of REIT operating performance. Our calculation of Adjusted Funds From Operations (AFFO) differs from Nareit’s definition of FFO because we exclude certain items that we view as nonrecurring or impacting comparability from period to period. We define AFFO as FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, realized gain on sale of securities, lease termination income, non-recurring strategic alternatives & proxy costs, non-recurring severance expense, effect of non-cash U.S. GAAP straight-line rent adjustments and subtracting recurring capital expenditures, plus our portion of these items related to our consolidated investment that we have a non-controlling interest in. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and AFFO and, accordingly, our FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of our U.S. GAAP Net Income (Loss) Attributable to Common Shareholders to our FFO and AFFO for the three and nine months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net Income (Loss) Attributable to Common Shareholders	$17,292	$26,851	$68,950	$(44,700)
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(16,471)	(19,610)	(55,377)	67,100
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	12,960	11,672	37,959	34,436
Plus: Amortization of Intangible Assets	599	524	1,731	1,539
Plus: Amortization of Capitalized Lease Costs	374	284	971	830
Less: Realized Gain on Sale of Real Estate Investment (1)	(3,252)	-0-	(3,252)	-0-
FFO Attributable to Common Shareholders (2)	11,502	19,721	50,982	59,205
Plus: Depreciation of Corporate Office Capitalized Costs	57	57	172	176
Plus: Stock Compensation Expense	77	98	210	368
Plus: Amortization of Financing Costs	350	326	1,026	1,082
Plus: Non-recurring Strategic Alternatives & Proxy Costs	8,657	-0-	10,896	-0-
Plus: Non-recurring Severance Expense	-0-	-0-	-0-	786
Less: Realized Gain on Sale of Securities Transactions	-0-	-0-	(2,248)	-0-
Less: Lease Termination Income	-0-	-0-	(377)	-0-
Less: Recurring Capital Expenditures	(229)	(508)	(791)	(1,443)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(713)	(231)	(2,363)	(1,469)
AFFO Attributable to Common Shareholders	$19,701	$19,463	$57,507	$58,705

(1)	Represents our portion of the net realized gain from the sale of our property that we owned a 51% interest in.
(2)	FFO Attributable to Common Shareholders for the three and nine months ended June 30, 2021 includes Non-recurring Strategic Alternatives & Proxy Costs of $8.7 million and $10.9 million, respectively. FFO Attributable to Common Shareholders for the three and nine months ended June 30, 2021 excluding these Non-recurring Strategic Alternatives & Proxy Costs is $20.2 million and $61.9 million, respectively.

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the nine months ended June 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	6/30/2021	6/30/2020

Operating Activities	$76,768	$74,964
Investing Activities	(145,246)	(163,049)
Financing Activities	135,857	80,010

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to June 30, 2021 (the date of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation Relating to our Merger with Equity Commonwealth

Our merger with Equity Commonwealth is the subject of four lawsuits commenced by purported shareholders, all of which allege generally that we and the members of our Board of Directors violated provisions of the federal securities laws by preparing and disseminating a registration statement relating to the merger that misstates or omits certain allegedly material information. The lawsuits seek, among other things, injunctive relief enjoining the consummation of the merger, or, if the merger is consummated, rescission or rescissory damages, and an award of the plaintiff’s costs, including attorneys’ and experts’ fees. We believe that all of the claims asserted in these lawsuits are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the defense of the actions will be successful. If any of these lawsuits is successful, the lawsuit(s) could prevent or delay completion of the merger and result in costs to us and Equity Commonwealth. Additional lawsuits relating to the merger may also be filed in the future.

Item 1A.

Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “10-K”) and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarter ended December 31, 2020 and March 31, 2021 (the “10-Qs”) which could materially affect the Company’s business, financial condition or future results. The risks described in the 10-K and the 10-Qs are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. - None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. - None

Item 6.	Exhibits

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE
INVESTMENT CORPORATION

Date:	August 2, 2021	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	August 2, 2021	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

