Form 10-K
period 2021-09-30
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2021-11-12
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at March 31, 2021 was $1.7 billion (based on the $17.69 closing price per share of the registrant’s common stock on the New York Stock Exchange on March 31, 2021).

There were 98,339,416 shares of common stock outstanding as of November 1, 2021.

PART I

ITEM 1 – BUSINESS

General Development of the Business

In this 10-K, “we”, “us”, “our”, “MREIC” or “the Company”, refers to Monmouth Real Estate Investment Corporation, together with its predecessors and subsidiaries, unless the context requires otherwise.

We are a Maryland corporation that qualifies as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the Code). Our investment focus is to own well-located, modern, single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. We were founded in 1968 and have been publicly owned since that time, making us one of the oldest public equity REITs in the world. We intend to maintain our qualification as a REIT in the future. As a REIT, with limited exceptions, we will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that we distribute to our shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. We are subject to franchise taxes in several of the states in which we own properties.

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

As previously announced, on November 5, 2021, we entered into a definitive merger agreement with Industrial Logistics Properties Trust, a Maryland real estate investment trust (“ILPT”), under which, on the terms and subject to the conditions set forth in the merger agreement, ILPT will acquire us in an all-cash transaction, with our common stockholders receiving $21.00 in cash for each outstanding share of our common stock in connection with consummation of the transaction. ILPT’s acquisition of us is subject to obtaining the requisite approval of our common stockholders and the satisfaction of other customary closing conditions. Upon closing of the merger with ILPT, holders of our outstanding 6.125% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) will receive the amount of $25 per share plus any accrued and unpaid dividends. We plan to continue to pay our regular quarterly common stock dividend and our Series C Cumulative Redeemable Preferred Stock dividend for each full quarterly dividend period completed prior to the closing of the transaction. This transaction with ILPT represents the culmination of the publicly announced comprehensive strategic alternatives review processes conducted by our Board of Directors during 2021. Our Board re-initiated its strategic alternatives review process in September 2021 after a previous agreement for a merger that we entered into with another party, following a strategic alternatives review process earlier this year, did not receive the requisite approval of our stockholders.

Description of Business

Our primary business is the ownership and management of industrial real estate properties. Our investment focus is to own well-located, modern, single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. At September 30, 2021, we held investments in 122 properties totaling 24.9 million square feet with an overall occupancy rate of 99.7% (See Item 2 for a detailed description of the properties). As of the fiscal yearend, our weighted average lease expiration was 7.0 years, our annualized average base rent per occupied square foot was $6.61 and the weighted average building age, based on the square footage of our buildings, was 10.2 years. These properties are located in 32 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin. All of these properties are 100% owned by us, directly or through wholly-owned subsidiaries, with the exception of one property in New Jersey in which we own a majority interest. All of our investment properties are leased on a net basis except for an industrial park in Monaca (Pittsburgh), Pennsylvania and our only non-industrial asset, which is a shopping center, located in Somerset, New Jersey. Our investments are primarily located in strategic locations and, in many cases our buildings are highly automated in order to serve the omni-channel distribution networks that have become essential today. Approximately 83% of our revenue is derived from investment-grade tenants, or their subsidiaries as defined by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). The references in this report to S&P Global Ratings and Moody’s are not intended to and do not include, or incorporate by reference into this report, the information of S&P Global Ratings or Moody’s on such websites.

Our portfolio of modern, net-leased industrial properties continues to provide shareholders with reliable and predictable income streams. Our resilient high occupancy rates and rent collection results highlight the mission-critical nature of our assets and underscore the essential need for our tenants’ operations. Furthermore, because our weighted average lease term is 7.0 years and our weighted average fixed rate mortgage debt maturity is 10.9 years, we expect our cash flow to remain resilient over long periods of time. Throughout the COVID-19 Pandemic, our overall occupancy rate has been over 99% and is currently 99.7%. Our base rent collections remained strong, averaging 99.9% throughout the COVID-19 Pandemic and we expect future months to be consistent with this trend.

US industrial real estate market conditions are as strong as they have ever been with record high asking rents, a robust development pipeline, and an all-time high occupancy rate of 96%. Companies are leasing space at record levels to handle the large increase in ecommerce sales as well as the need for safety stock to counter supply chain disruptions. Construction costs are rising dramatically due to the long lead times for sourcing materials. The amount of new construction for US industrial real estate has been increasing for several years as more industrial space is needed to handle direct-to-consumer distribution. It is estimated that ecommerce sales require three times the amount of warehouse space relative to brick and mortar retail sales. These new buildings are often highly automated and have much larger truck courts and parking requirements. Because modern industrial buildings are built to handle both wholesale distribution as well as direct to consumer distribution, they are known as omni-channel facilities. The West coast ports are continuing to experience severe bottlenecks in processing imports and as a result much container traffic is being diverted towards the Gulf and East coast ports. Given our geographic footprint, this trend is a very favorable one for us. For further discussion of potential impact of competitive conditions on our business, see Item 1A: Risk Factors below.

During fiscal 2021, we purchased four industrial properties totaling 1.6 million square feet situated on 316.2 acres resulting in a very expansive land to building ratio of 8.8 to 1. All four properties are leased to investment-grade tenants or their subsidiaries, with net-leased terms ranging from 15 to 20 years, resulting in a weighted average lease maturity of 17.1 years. Three of the four properties, consisting of 903,000 square feet, or 58% of the total square footage of the four properties, are leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation (FDX). The aggregate purchase price for the four properties was $258.4 million. These four properties are located in the following Metropolitan Statistical Areas (MSAs): Columbus, OH, Atlanta, GA, Burlington, VT and Knoxville, TN. These four properties are expected to generate annualized rental income over the life of their leases of $15.2 million. In connection with two of the four properties acquired during the 2021 fiscal year, we entered into one 17 year, fully-amortizing mortgage loan and one 15 year, fully-amortizing mortgage loan. In connection with the remaining two properties acquired during the 2021 fiscal year, we entered into commitments for two, 15 year, fully-amortizing mortgage loans, which have not yet closed. These four fully-amortizing loans have a weighted average term of 15.7 years. The principal amount of the four mortgage loans originally totaled $161.8 million with fixed interest rates ranging from 2.50% to 3.25%, resulting in a weighted average fixed interest rate of 2.89%.

During fiscal 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million, resulting in an initial increase in annual rent effective November 5, 2020 of approximately $340,000 from approximately $2.1 million, or $6.83 per square foot, to approximately $2.5 million, or $7.91 per square foot. Furthermore, annual rent increased by 2.1% on June 1, 2021 and will continue to increase 2.1% every five years, resulting in an annualized rent from November 5, 2021 through the remaining term of the lease of approximately $2.6 million, or $8.15 per square foot. We recently began construction on the second phase of this parking expansion project at this location, which upon completion will further increase the rental rate and extend the lease term. In addition, effective June 4, 2021, we completed a parking lot expansion for UPS at our property located in Halfmoon (Albany), NY for a cost of approximately $835,000, resulting in an initial increase in annual rent effective on the date of completion of approximately $52,000 from approximately $510,000, or $6.80 per square foot, to approximately $562,000, or $7.50 per square foot. Furthermore, annual rent will continue to increase each year by 2.0% resulting in an annualized rent from June 4, 2021 through the remaining term of the lease of approximately $622,000, or $8.29 per square foot. Due to the proliferation of ecommerce sales and last mile deliveries, it is important to take into account the large amounts of real estate utilized for trailer, van, and car parking at many of our properties in determining how our in-place rental rates compare to market rental rates for properties being used in a similar manner. Rents per square foot on properties that may be nearby, but have only limited acreage devoted to parking, are poor comparisons as they cannot accommodate the same tenant needs.

Subsequent to fiscal yearend, on October 27, 2021, we purchased a newly constructed 291,000 square foot industrial building, situated on 46.0 acres, located in the Birmingham, AL MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through July 2036. The purchase price was $30.2 million. We obtained a mortgage loan commitment for a 15 year, fully-amortizing mortgage loan of $19.3 million at a fixed interest rate of 2.40%, which has not yet closed. Annual rental revenue over the remaining term of the lease averages $1.7 million.

In addition to the $30.2 million property purchased in October 2021, we have entered into agreements to purchase three new build-to-suit, industrial buildings that are currently being developed in Alabama, Georgia and Texas, totaling 1.1 million square feet. These future acquisitions have net-leased terms ranging from 10 to 15 years with a weighted average lease term of 12.6 years. The total purchase price for these three properties is $126.8 million. All three properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Two of these three properties, consisting of an aggregate of 563,000 square feet, or 52% of the total leasable area, are leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing all three of these transactions during fiscal 2022.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are nine parking expansion projects underway, which we expect to cost approximately $42.6 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at eight additional locations bringing the total recently completed and likely future parking lot expansion projects to 18 currently.

We may have additional acquisitions and expansions in fiscal 2022 and fiscal 2023, and the funds for these acquisitions are expected to come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sales of marketable securities, other bank borrowings, proceeds from the Dividend Reinvestment and Stock Purchase Plan (DRIP), proceeds from the sale of common stock in a possible future at-the-market public offering (similar to our previous common stock at-the-market offering) and proceeds from private placements and other public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

On January 14, 2021, our Board of Directors approved a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share representing an annualized dividend rate of $0.72 per share. This increase was the third dividend increase in the past five years, representing a total increase of 20%. We have maintained or increased our common stock cash dividend for 30 consecutive years. We are also one of the few REITs that maintained its dividend throughout the Global Financial Crisis.

On October 1, 2021, our Board of Directors approved a cash dividend on our common stock of $0.18 per share, to be paid on December 15, 2021, to common shareholders of record at the close of business on November 15, 2021, which represents an annualized common dividend rate of $0.72 per share. We intend to pay these distributions from cash flows from operations.

Our common stock dividend policy is dependent upon our earnings, capital requirements, financial condition, availability and cost of bank financing and other factors considered relevant by the Board of Directors. It is our intention to continue making comparable quarterly distributions in the future and to grow our distributions over time.

Currently, we derive our income primarily from real estate rental operations. Rental and Reimbursement Revenue (excluding Lease Termination Income in fiscal 2021, 2020 and 2019 of $377,000, $-0-, and $-0-, respectively) was $182.8 million, $167.8 million and $154.8 million for the years ended September 30, 2021, 2020 and 2019, respectively. Total undepreciated assets (which is our total assets excluding accumulated depreciation) were $2.6 billion and $2.2 billion as of September 30, 2021 and 2020, respectively.

As of September 30, 2021, we had 24.9 million leasable square feet, of which 11.6 million square feet, or 47%, consisting of 65 separate stand-alone leases, were leased to FDX and its subsidiaries (5% to FDX and 42% to FDX subsidiaries). These properties are located in 27 different states. As of September 30, 2021, the 65 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 7.5 years. As of September 30, 2021, in addition to FDX and its subsidiaries, the only other tenants that leased 5% or more of our total square footage were subsidiaries of Amazon.com, Inc. (Amazon), which are parties to five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Our Rental and Reimbursement Revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, totaled $104.3 million, $96.4 million and $93.3 million, or calculated as a percentage of total rent and reimbursement revenues were, 57% (5% from FDX and 52% from FDX subsidiaries), 58% (5% from FDX and 53% from FDX subsidiaries) and 60% (5% from FDX and 55% from FDX subsidiaries). In addition to FDX and its subsidiaries, the only tenants to comprise 5% or more of our total Rental and Reimbursement Revenue were subsidiaries of Amazon, which represented 6% of our Rental and Reimbursement Revenue for the fiscal years ended September 30, 2021 and 2020. Rental and Reimbursement Revenue from subsidiaries of Amazon for the fiscal year ended September 30, 2019 was less than 5% of our Rental and Reimbursement Revenue.

FDX and Amazon are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon are rated “BBB” and “AA”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A1”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, Amazon, S&P Global Ratings or Moody’s on such websites.

Our weighted average lease expiration was 7.0 years and 7.1 years as of September 30, 2021 and 2020, respectively, and our average annualized rent per occupied square foot as of September 30, 2021 and 2020 was $6.61 and $6.36, respectively. Our overall occupancy rate as of September 30, 2021 and 2020 was 99.7% and 99.4%, respectively. Our weighted average lease expiration has been 7.0 years or greater for over seven consecutive years. Our overall occupancy rate has been 98.9% or above for over six consecutive years.

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

Information about our Executive Officers

The following table sets forth information with respect to our executive officers as of September 30, 2021:

Name	Age	Position
Eugene W. Landy	87	Chairman of the Board and Founder
Michael P. Landy	59	President and Chief Executive Officer
Kevin S. Miller	51	Chief Financial and Accounting Officer
Michael D. Prashad	36	General Counsel
Richard P. Molke	36	Vice President of Asset Management

Human Capital Resources

As of September 30, 2021, we had 14 full-time employees. Women represent 57% of our employees with 37.5% holding management level/leadership roles. Employees are offered great flexibility to meet personal and family needs. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct training to prevent harassment and discrimination and monitor employee conduct year-round. Recruitment, hiring, development, training, compensation and advancement at the Company are based on the individual’s qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent. We continually assess and strive to enhance employee satisfaction and engagement. Our employees, many of whom have a long tenure with the Company, frequently express satisfaction with management. Our employees are offered regular opportunities to participate in professional development programs.

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

In fiscal 2021, approximately 5% of our gross leasable area, representing ten leases totaling 1.2 million square feet, was set to expire. All ten of these leases have been renewed, resulting in a 100% retention rate for a weighted average term of 4.2 years. These ten lease renewals resulted in a U.S. GAAP straight-line weighted average lease rate of $4.77 per square foot. The renewed weighted average initial cash rent per square foot is $4.66. This compares to the former weighted average rent of $4.49 per square foot on a U.S. GAAP straight-line basis and the former weighted average cash rent of $4.64 per square foot, resulting in an increase in the weighted average lease rate of 6.2% on a U.S. GAAP straight-line basis and an increase in the weighted average lease rate of 0.4% on a cash basis.

We seek to invest in well-located, modern, single-tenant, industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net leases. In management’s opinion, the recently acquired facilities meet these criteria. We have a concentration of properties leased to FDX and FDX subsidiaries and to subsidiaries of Amazon. This is a risk that shareholders should consider. FDX and Amazon are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon are rated “BBB” and “AA”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A1”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, Amazon, S&P Global Ratings or Moody’s on such websites.

We have considered issuing securities for property; however, this has not occurred to date. We may repurchase or reacquire our shares from time to time if, in the opinion of the Board of Directors, such acquisition is in our best interest. On September 14, 2021, our Board of Directors reaffirmed our Common Stock Repurchase Program (the “Program”) that authorizes us to purchase up to $50.0 million of shares of our common stock. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. During fiscal 2020, we repurchased 400,000 shares of our common stock for $4.3 million at an average price of $10.69 per share. These were the only repurchases made under the Program thus far.

Property Management

With the exception of two properties, all of our 122 properties are self-managed by us.

For the properties we self-manage, we paid fees directly to local property management subagents of $518,000, $482,000 and $468,000 for fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Governmental Regulations

Our properties are subject to various federal, state and local regulatory laws and requirements, including, but not limited to, the Americans with Disabilities Act, zoning regulations, building codes and land use laws, and building, occupancy and other permit requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. Additionally, local zoning and land use laws, environmental statutes and other governmental requirements may restrict, or negatively impact, our property operations, or expansion, rehabilitation and reconstruction activities and such regulations may prevent us from taking advantage of economic opportunities. Future changes in federal, state or local tax regulations applicable to REITs, real property or income derived from our real estate, which may be retroactive, could impact the financial performance, operations, and value of our properties and the Company.

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

To maintain our qualification as a REIT, two separate percentage tests relating to the source of our gross income must be satisfied annually. First, at least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year generally must be derived directly or indirectly from investments relating to real property (including dividends paid by other REITs, mortgages on real property, “rents from real property,” gain, and, in certain circumstances, interest) or from certain types of temporary investments. Second, at least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property investments described above, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing. Rents received by us will qualify as “rents from real property” in satisfying the above gross income tests only if several conditions are met. First, the amount of rent generally must not be based in whole or in part on the income or profits of any person. However, amounts received or accrued generally will not be excluded from “rents from real property” solely by reason of being based on a fixed percentage or percentages of gross receipts or sales. Second, rents received from a tenant will not qualify as “rents from real property” if we, or a direct or indirect owner of 10% or more of our stock, actually or constructively own 10% or more of such tenant. Third, if rent attributable to personal property that is leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.” This 15% test is based on relative fair market values of the real and personal property. Generally, for rents to qualify as “rents from real property” for the purposes of the gross income tests, we are only allowed to provide services that are both “usually or customarily rendered” in connection with the rental of real property and not otherwise considered “rendered to the occupant.” Further, for the rent paid pursuant to our leases to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. We structure our leases to generate qualifying income.

In addition to the income tests discussed above, to maintain our qualification as a REIT, at the close of each quarter of our taxable year, we must satisfy seven tests relating to the nature of our assets. We limit our investments to assets that will allow us to meet these requirements:

●	At least 75% of the value of our total assets must be represented by “real estate assets”, cash, cash items and government securities, as such terms are defined in the Code.

●	Not more than 25% of the value of our total assets may be represented by securities, other than those in the 75% asset class.

●	Except for certain investments in REITs, taxable REIT subsidiaries (TRSs) and other securities in the 75% asset class, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets.

●	Except for certain investments in REITs, TRSs and other securities in the 75% asset class, we may not own more than 10% of the total voting power of any one issuer’s outstanding securities.

●	Except for certain investments in REITs, TRSs and other securities in the 75% asset class, we may not own more than 10% of the total value of the outstanding securities of any one issuer, other than securities that qualify for the debt safe harbors.

●	The aggregate value of all securities of TRSs held by us may not exceed 20% of the value of our gross assets.

●	No more than 25% of the value of our total assets may consist of debt instruments issued by “publicly offered REITs” (i.e., a REIT that is required to file annual and periodic reports with the SEC under the Securities Exchange Act of 1934) to the extent such debt instruments are not secured by real property or interests in real property.

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

Risks Relating to our Proposed Merger with ILPT

ILPT’s acquisition of us pursuant to the Merger Agreement is subject to various closing conditions and other risks which may cause the merger to be delayed or not completed at all or have other adverse consequences. Our proposed merger with ILPT is subject to various closing conditions that must be satisfied or waived to complete the merger, including approval by the holders of two-thirds of our outstanding common stock. There can be no assurance that these conditions will be satisfied or waived or that the merger will be completed in a timely manner or at all. Failure to satisfy or obtain waivers of any closing conditions may jeopardize or delay the completion of the merger and result in additional expenditures of money and resources. There is no assurance that our stockholders will approve the merger with ILPT by the affirmative vote of holders of two-thirds of our outstanding common stock, as required by Maryland law and our charter. If the merger is not completed for any reason, the price of our Common Stock may decline to the extent that the current market price reflects an assumption that the merger will be consummated and our stockholders will not receive any payment for their shares in connection with the merger. Legal proceedings instituted against us and others relating to the Merger Agreement with ILPT also could delay or prevent the merger from becoming effective within the agreed upon timeframe. In addition, we or ILPT may elect to terminate the Merger Agreement in certain circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the merger, either before or after stockholder approval. Further, uncertainty among our employees about their future roles after the completion of the proposed merger may impair our ability to attract, retain and motivate key personnel, and the proposed merger may disrupt our business relationships with our existing and potential tenants, suppliers, financing sources and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. Any adverse consequence of the merger could be exacerbated by any delays in completion of the merger or termination of the Merger Agreement. Termination of the Merger Agreement could materially adversely affect our business operations and financial results, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, significant transaction and related costs in connection with the proposed merger, our Board of Directors’ review of strategic alternatives, and related matters. We have incurred and expect to continue to incur substantial costs associated with our strategic review processes, the proposed merger with ILPT and our previous merger agreement with Equity Commonwealth, which was terminated after it did not receive the requisite approval of our stockholders. Such costs include the payment of certain fees and expenses incurred in connection with the proposed merger with ILPT and the terminated merger agreement with Equity Commonwealth, including legal and other professional advisory fees as well as the reimbursement of approximately $10 million of transaction expenses incurred by Equity Commonwealth and, in the event our common stockholders do not approve the merger agreement with ILPT and as a result the merger agreement is terminated, a similar reimbursement of up to $10 million of ILPT’s expenses. We have also incurred significant expenses in connection with litigation and potential litigation involving one of our shareholders, Blackwells Capital LLC, and our former general counsel, and in settling such litigation and potential litigation in November 2021. Additional unanticipated costs also may be incurred.

Under the Merger Agreement with ILPT, we are subject to restrictions on our business activities. The Merger Agreement contains numerous restrictions on our business activities while the merger is pending, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, amend our organizational documents, incur indebtedness and settle litigation. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, which may as a result materially adversely affect our business, results of operations and financial condition.

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

Our business is substantially dependent on certain tenants. FDX, together with its subsidiaries, is our largest tenant, consisting of 65 separate stand-alone leases located in 27 different states as of September 30, 2021. As of September 30, 2021, we had 24.9 million square feet of property, of which 11.6 million square feet, or 47%, were leased to FDX and its subsidiaries (5% from FDX and 42% from FDX subsidiaries). As of September 30, 2021, in addition to FDX and its subsidiaries, the only tenants that leased 5% or more of our total square footage were subsidiaries of Amazon, which are parties to five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. Rental and reimbursement revenue from FDX and its subsidiaries was 57% (5% from FDX and 52% from FDX subsidiaries) of total rental and reimbursement revenue for fiscal 2021. In addition to FDX and its subsidiaries, the only tenants to comprise 5% or more of our total Rental and Reimbursement Revenue were subsidiaries of Amazon, which represented 6% of our Rental and Reimbursement Revenue for the fiscal year ended September 30, 2021. None of our properties are subject to a master lease or any cross-collateralization agreements.

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

We mortgage many of our properties, which subjects us to the risk of foreclosure in the event of non-payment. We mortgage many of our properties to secure payment of indebtedness and, if we are unable to meet mortgage payments, the property could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value. A foreclosure of one or more of our properties could adversely affect our financial condition, results of operations, cash flow, and ability to service debt and make distributions and the market price of our preferred and common stock.

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

The interest rate on our unsecured line of credit facility is based on the London Interbank Offered Rate (“LIBOR”) or Bank of Montreal’s (BMO’s) prime lending rate. All indications are that the LIBOR reference rate will be phased out completely by June 30, 2023. At that point in time, our unsecured line of credit facility will no longer have the LIBOR reference rate available and the reference rate will need to be replaced or we will be required to use BMO’s prime lending rate as a reference rate, which historically has resulted in higher effective interest rates than the LIBOR reference rate. We have very good working relationships with our lenders and all indications we have received from our lenders is that their goal is to have a replacement reference rate for our unsecured line of credit facility. However, because this is the first time a reference rate for our unsecured line of credit facility will stop being published, we cannot be sure how a replacement rate event will conclude. Until we have more clarity from our lenders on how they plan on dealing with a replacement rate event, we cannot be certain of the impact to us.

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

The enacted Tax Cuts and Jobs Act of 2017, or the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. Changes made by the TCJA and the CARES Act that could affect us and our shareholders include:

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

Our earnings are dependent, in part, upon the performance of our investment portfolio. As permitted by the Code, we opportunistically invest in marketable securities of other REITs. We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of our fiscal year ended September 30, 2019. This rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income. The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. To the extent that the fair value of those investments decline or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected. As mentioned above, beginning with our fiscal year ended September 30, 2019, all changes in the fair value of the equity securities of other REITs that we own, whether realized or unrealized, were recognized as gains or losses in our consolidated statement of income. As a result, fluctuations in the fair value of those investments will impact our earnings even if we have not sold the underlying investments.

If our proposed merger with ILPT is not consummated, we will remain subject to restrictions that may impede our ability to effect a future change in control. Certain provisions contained in our charter and bylaws and certain provisions of Maryland law may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control. These provisions include the following:

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

Dividends on our capital stock do not qualify for the reduced tax rates available for some dividends. Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect our taxation or the dividends payable by us, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive an investment in us to be relatively less attractive than an investment in the stock of a non-REIT corporation that pays dividends, which could materially and adversely affect the value of the shares of, and per share trading price of, our capital stock. It should be noted that the TCJA provides for a deduction from income for individuals, trusts and estates up to 20% of certain REIT dividends, which reduces the effective tax rate on such dividends below the effective tax rate on interest, though the deduction is generally not as favorable as the preferential rate on qualified dividends. The deduction for certain REIT dividends, unlike the favorable rate for qualified dividends, expires for taxable years beginning after December 31, 2025.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We operate as a REIT. Our portfolio is primarily comprised of real estate holdings, some of which have been long-term holdings carried on our financial statements at depreciated cost. We believe that their current market values exceed both the original cost and the depreciated cost. The following table sets forth certain information concerning our real estate investments as of September 30, 2021:

					Mortgage
					Balance
State	City (MSA, if applicable) (Tenant)	Fiscal Year Acquisition	Type	Square Footage	9/30/2021 (in thousands)
AL	Huntsville (FDX Ground)	2005	Industrial	88,890	$-0-
AL	Mobile (Amazon)	2018	Industrial	362,942	15,609
AZ	Tolleson (Phoenix) (Coca-Cola)	2003	Industrial	288,045	1,103
CO	Colorado Springs (FDX Ground)	2016	Industrial	225,362	13,469
CO	Denver (FDX Ground)	2005	Industrial	69,865	-0-
CT	Newington (Hartford) (Hartford HealthCare)	2001	Industrial	54,812	-0-
FL	Cocoa (FDX Ground)	2008	Industrial	144,138	-0-
FL	Davenport (Orlando) (FDX Ground)	2016	Industrial	310,922	19,243
FL	Daytona Beach (B. Braun)	2018	Industrial	399,440	16,170
FL	Ft. Myers (FDX Ground)	2017	Industrial	213,672	10,873
FL	Homestead (Miami) (FDX Ground)	2017	Industrial	237,756	19,193
FL	Jacksonville (FDX)	1999	Industrial	95,883	-0-
FL	Jacksonville (FDX Ground)	2015	Industrial	304,859	12,587
FL	Lakeland (FDX)	2007	Industrial	32,105	-0-
FL	Orlando (FDX)	2008	Industrial	110,621	-0-
FL	Punta Gorda (FDX)	2007	Industrial	34,624	-0-
FL	Tampa (FDX Ground)	2004	Industrial	174,975	-0-
FL	Tampa (FDX)	2006	Industrial	95,662	-0-
FL	Tampa (Tampa Bay Grand Prix)	2005	Industrial	68,385	-0-
GA	Augusta (FDX Ground)	2005	Industrial	59,358	-0-
GA	Augusta (FDX)	2007	Industrial	30,184	-0-
GA	Braselton (Atlanta) (FDX Ground)	2018	Industrial	373,750	33,730
GA	Griffin (Atlanta) (Rinnai)	2006	Industrial	218,120	-0-
GA	Locust Grove (Atlanta) (Home Depot)	2021	Industrial	657,518	55,307
GA	Savannah (Shaw)	2018	Industrial	831,764	26,273
GA	Savannah (FDX Ground)	2019	Industrial	126,520	15,091
IA	Urbandale (Des Moines) (Foundation Building Materials)	1994	Industrial	36,270	-0-
IL	Burr Ridge (Chicago) (Sherwin-Williams)	1998	Industrial	12,500	-0-
IL	Elgin (Chicago) (Joseph T. Ryerson and Son)	2002	Industrial	89,123	-0-
IL	Granite City (St. Louis, MO) (Anheuser-Busch)	2002	Industrial	184,800	-0-
IL	Montgomery (Chicago) (Home Depot)	2005	Industrial	171,230	-0-
IL	Rockford (Raytheon Technologies Corporation)	2015	Industrial	38,833	-0-
IL	Rockford (Sherwin-Williams)	2011	Industrial	66,387	-0-
IL	Sauget (St. Louis, MO) (FDX Ground)	2015	Industrial	198,729	6,659
IL	Schaumburg (Chicago) (FDX)	1997	Industrial	73,500	-0-
IL	Wheeling (Chicago) (FDX Ground)	2003	Industrial	123,000	-0-
IN	Greenwood (Indianapolis) (ULTA)	2015	Industrial	671,354	15,855
IN	Indianapolis (FDX Ground)	2014	Industrial	327,822	7,366
IN	Greenwood (Indianapolis) (Amazon)	2020	Industrial	615,747	48,802
IN	Lafayette (Toyota)	2019	Industrial	350,418	15,234
KS	Edwardsville (Kansas City) (Carlstar Group)	2003	Industrial	179,280	-0-
KS	Edwardsville (Kansas City) (International Paper)	2014	Industrial	280,019	6,804
KS	Olathe (Kansas City) (FDX Ground)	2016	Industrial	313,763	16,217
KS	Topeka (Coca-Cola)	2009	Industrial	40,000	-0-
KY	Buckner (Louisville) (Treehouse)	2014	Industrial	558,509	12,993
KY	Frankfort (Lexington) (Jim Beam)	2015	Industrial	599,840	13,483
KY	Louisville (Snap-on)	2016	Industrial	137,500	5,267
LA	Covington (New Orleans) (FDX Ground)	2016	Industrial	175,315	8,917
MD	Beltsville (Washington, DC) (FDX Ground)	2001	Industrial	148,881	-0-
MI	Livonia (Detroit) (FDX Ground)	2013	Industrial	172,668	4,267
MI	Orion (FDX Ground)	2007	Industrial	245,633	-0-
MI	Romulus (Detroit) (FDX)	1998	Industrial	71,933	-0-
MI	Walker (Grand Rapids) (FDX Ground)	2017	Industrial	343,483	16,027
MN	Stewartville (Rochester) (FDX Ground) (1)	2013	Industrial	60,370	1,292
MO	Kansas City (Bunzl)	2015	Industrial	158,417	-0-
MO	Liberty (Kansas City) (Dakota Bodies)	1998	Industrial	96,687	-0-
MO	O’Fallon (St. Louis) (Pittsburgh Glass Works)	1995	Industrial	102,135	-0-
MO	St. Joseph (Woodstream/Altec)	2001	Industrial	382,880	-0-
MS	Olive Branch (Memphis, TN) (Anda)	2012	Industrial	234,660	5,558
MS	Olive Branch (Memphis, TN) (Milwaukee Tool)	2013	Industrial	861,889	16,095

					Mortgage Balance
State	City (MSA)	Fiscal Year Acquisition	Type	Square Footage	9/30/2021 (in thousands)
MS	Richland (Jackson) (FDX)	1994	Industrial	36,000	$-0-
MS	Ridgeland (Jackson) (Graybar)	1993	Industrial	26,340	-0-
NC	Concord (Charlotte) (FDX Ground)	2016	Industrial	330,717	14,197
NC	Concord (Charlotte) (FDX Ground II)	2017	Industrial	354,482	20,587
NC	Fayetteville (Victory Packaging)	1997	Industrial	148,000	-0-
NC	Whitsett (Greensboro) (FDX Ground)	2020	Industrial	286,281	28,277
NC	Winston-Salem (Style Crest)	2002	Industrial	106,507	-0-
NE	Omaha (FDX)	1999	Industrial	89,115	-0-
NJ	Somerset (Various Tenants) (2)	1970	Shopping Center	64,220	-0-
NJ	Trenton (FDX Ground)	2019	Industrial	347,145	47,039
NY	Cheektowaga (Buffalo) (Sonwil)	2007	Industrial	104,981	-0-
NY	Halfmoon (Albany) (UPS)	2012	Industrial	75,000	-0-
NY	Hamburg (Buffalo) (FDX Ground)	2017	Industrial	338,584	17,411
OH	Bedford Heights (Cleveland) (FDX)	2007	Industrial	82,269	-0-
OH	Cincinnati (Keurig Dr Pepper)	2015	Industrial	63,840	-0-
OH	Lancaster (Columbus) (Magna)	2020	Industrial	152,995	8,311
OH	Kenton (International Paper)	2017	Industrial	298,472	9,592
OH	Lebanon (Cincinnati) (Siemens Real Estate)	2012	Industrial	51,130	-0-
OH	Monroe (Cincinnati) (UGN)	2015	Industrial	387,000	11,453
OH	Plain City (Columbus) (FDX Ground)	2021	Industrial	500,268	45,322
OH	Richfield (Cleveland) (FDX Ground)	2006	Industrial	131,152	-0-
OH	Stow (Cooper Tire)	2017	Industrial	219,765	10,106
OH	Streetsboro (Cleveland) (Best Buy)	2012	Industrial	368,060	7,332
OH	West Chester Twp. (Cincinnati) (FDX Ground)	2000	Industrial	103,818	-0-
OK	Oklahoma City (Amazon)	2018	Industrial	300,000	16,501
OK	Oklahoma City (Amazon II)	2020	Industrial	120,780	9,272
OK	Oklahoma City (Bunzl)	2017	Industrial	110,361	4,243
OK	Oklahoma City (FDX Ground)	2012	Industrial	158,340	1,767
OK	Tulsa (Keurig Dr Pepper)	2014	Industrial	46,240	1,267
PA	Altoona (FDX Ground) (1)	2014	Industrial	122,522	1,987
PA	Imperial (Pittsburgh) (GE)	2016	Industrial	125,860	8,734
PA	Monaca (Pittsburgh) (NF&M)	1973	Industrial	255,658	-0-
SC	Aiken (Augusta, GA) (Autoneum)	2017	Industrial	315,560	12,003
SC	Charleston (FDX)	2018	Industrial	121,683	11,444
SC	Charleston (FDX Ground)	2018	Industrial	265,318	25,171
SC	Ft. Mill (Charlotte, NC) (FDX Ground)	2010	Industrial	176,939	-0-
SC	Hanahan (Charleston) (SAIC)	2005	Industrial	302,400	-0-
SC	Hanahan (Charleston) (Amazon)	2005	Industrial	91,776	-0-
TN	Chattanooga (FDX)	2007	Industrial	60,637	-0-
TN	Kodak (Knoxville) (FDX Ground)	2021	Industrial	259,053	-0-
TN	Lebanon (Nashville) (Cracker Barrel)	2011	Industrial	381,240	-0-
TN	Memphis (FDX Trade Networks)	2010	Industrial	449,900	2,364
TN	Shelby County (Land)	2007	Land	N/A	-0-
TX	Carrollton (Dallas) (Carrier Global Corporation)	2010	Industrial	184,317	3,781
TX	Corpus Christi (FDX Ground)	2012	Industrial	46,253	-0-
TX	Edinburg (FDX Ground)	2011	Industrial	164,207	-0-
TX	El Paso (FDX Ground)	2007	Industrial	144,199	-0-
TX	Ft. Worth (Dallas) (FDX Ground)	2015	Industrial	312,923	16,364
TX	Houston (National Oilwell)	2010	Industrial	91,295	-0-
TX	Lindale (Tyler) (FDX Ground)	2015	Industrial	163,383	4,393
TX	Mesquite (Dallas) (FDX Ground)	2017	Industrial	351,874	25,461
TX	Spring (Houston) (FDX Ground)	2014	Industrial	181,176	5,931
TX	Waco (FDX Ground)	2012	Industrial	150,710	3,280
UT	Ogden (Salt Lake City) (FDX)	2020	Industrial	69,734	7,805
VA	Charlottesville (FDX)	1999	Industrial	48,064	-0-
VA	Mechanicsville (Richmond) (FDX)	2001	Industrial	112,799	-0-
VA	Richmond (Locke Supply)	2004	Industrial	60,000	-0-
VA	Roanoke (CHEP USA)	2007	Industrial	83,000	-0-
VA	Roanoke (FDX Ground)	2013	Industrial	103,580	2,866
VT	Burlington (FDX Ground)	2021	Industrial	143,972	-0-
WA	Burlington (Seattle/Everett) (FDX Ground)	2016	Industrial	210,445	14,264
WI	Cudahy (Milwaukee) (FDX Ground)	2001	Industrial	139,564	-0-
WI	Green Bay (FDX Ground) (1)	2014	Industrial	99,102	1,613
				24,924,752	$839,622

(1)	One loan is secured by the properties located in Green Bay, WI, Stewartville, MN and Altoona, PA.
(2)	We own a 67% controlling equity interest.

The following table sets forth certain information concerning the principal tenants and leases for our properties shown above as of September 30, 2021:

State	City (MSA)	Tenant	Annualized Rent (in thousands)	Lease Expiration
AL	Huntsville	FedEx Ground Package System, Inc.	$605	07/31/26
AL	Mobile	Amazon.com Services, Inc. (Amazon.com, Inc.)	2,065	11/30/28
AZ	Tolleson (Phoenix)	Western Container Corp. (Coca-Cola)	1,409	04/30/27
CO	Colorado Springs	FedEx Ground Package System, Inc.	1,832	01/31/26
CO	Denver	FedEx Ground Package System, Inc.	609	10/31/25
CT	Newington (Hartford)	Hartford HealthCare Corporation	307	04/30/31
FL	Cocoa	FedEx Ground Package System, Inc.	1,112	09/30/24
FL	Davenport (Orlando)	FedEx Ground Package System, Inc.	2,625	04/30/31
FL	Daytona Beach	B. Braun Medical Inc.	2,330	02/28/33
FL	Ft. Myers	FedEx Ground Package System, Inc.	1,418	08/31/27
FL	Homestead (Miami)	FedEx Ground Package System, Inc.	2,282	03/31/32
FL	Jacksonville	FedEx Corporation	536	05/31/29
FL	Jacksonville	FedEx Ground Package System, Inc.	1,998	12/31/29
FL	Lakeland	FedEx Corporation	155	11/30/27
FL	Orlando	FedEx Corporation	666	11/30/27
FL	Punta Gorda	FedEx Corporation	284	06/30/27
FL	Tampa	FedEx Ground Package System, Inc.	1,624	07/31/26
FL	Tampa	FedEx Corporation	603	11/30/27
FL	Tampa	Tampa Bay Grand Prix	369	09/30/27
GA	Augusta	FedEx Ground Package System, Inc.	513	06/30/23	(1)
GA	Augusta	FedEx Corporation	121	11/30/22
GA	Braselton (Atlanta)	FedEx Ground Package System, Inc.	3,801	02/28/33
GA	Griffin (Atlanta)	Rinnai America Corporation	913	12/31/22	(1)
GA	Locust Grove (Atlanta)	Home Depot U.S.A., Inc.	5,458	11/30/40
GA	Savannah	Shaw Industries, Inc.	3,563	09/30/27
GA	Savannah	FedEx Ground Package System, Inc.	1,765	10/31/28
IA	Urbandale (Des Moines)	Foundation Building Materials, LLC	179	12/31/27	(2)
IL	Burr Ridge (Chicago)	Sherwin-Williams Company	162	10/31/26	(1)
IL	Elgin (Chicago)	Joseph T. Ryerson and Son, Inc.	519	01/31/25
IL	Granite City (St. Louis, MO)	Anheuser-Busch, Inc.	954	03/31/22	(3)
IL	Montgomery (Chicago)	Home Depot U.S.A., Inc.	1,079	12/31/22
IL	Rockford	Collins Aerospace Systems (Raytheon Technologies Corp)	368	06/30/27	(4)
IL	Rockford	Sherwin-Williams Company	486	12/31/23
IL	Sauget (St. Louis, MO)	FedEx Ground Package System, Inc.	1,036	05/31/29
IL	Schaumburg (Chicago)	FedEx Corporation	478	03/31/27
IL	Wheeling (Chicago)	FedEx Ground Package System, Inc.	1,272	05/31/27
IN	Greenwood (Indianapolis)	ULTA, Inc.	2,782	07/31/25
IN	Indianapolis	FedEx Ground Package System, Inc.	1,717	10/31/27
IN	Greenwood (Indianapolis)	Amazon.com.indc, LLC (Amazon.com, Inc.)	4,991	08/31/34
IN	Lafayette	Toyota Tsusho America, Inc.	1,722	06/30/29
KS	Edwardsville (Kansas City)	Carlstar Group, LLC	771	07/31/23
KS	Edwardsville (Kansas City)	International Paper Company	1,382	08/31/23
KS	Olathe (Kansas City)	FedEx Ground Package System, Inc.	2,553	05/31/31
KS	Topeka	Heartland Coca-Cola Bottling Co., LLC (Coca-Cola)	292	09/30/26	(1)
KY	Buckner (Louisville)	TreeHouse Private Brands, Inc.	2,267	10/31/33
KY	Frankfort (Lexington)	Jim Beam Brands Company (Beam Suntory)	2,112	01/31/25
KY	Louisville	Challenger Lifts, Inc. (Snap-on Inc.)	858	06/07/26
LA	Covington (New Orleans)	FedEx Ground Package System, Inc.	1,274	06/30/25
MD	Beltsville (Washington, DC)	FedEx Ground Package System, Inc.	1,455	07/31/28
MI	Livonia (Detroit)	FedEx Ground Package System, Inc.	1,194	03/31/22
MI	Orion	FedEx Ground Package System, Inc.	1,908	06/30/23
MI	Romulus (Detroit)	FedEx Corporation	421	05/31/26	(1)
MI	Walker (Grand Rapids)	FedEx Ground Package System, Inc.	2,106	01/31/32
MN	Stewartville (Rochester)	FedEx Ground Package System, Inc.	372	05/31/23
MO	Kansas City	Bunzl Distribution Midcentral, Inc.	714	09/30/26	(1)
MO	Liberty (Kansas City)	Dakota Bodies, LLC	416	04/30/26
MO	O’Fallon (St. Louis)	Pittsburgh Glass Works, LLC, a Division of VITRO	508	06/30/26	(1)(5)
MO	St. Joseph	Woodstream Corporation	987	09/30/26	(1)(6)
MO	St. Joseph	Altec Industries, Inc.	378	02/28/23	(6)
MS	Olive Branch (Memphis, TN)	Anda Pharmaceuticals, Inc.	1,220	07/31/22
MS	Olive Branch (Memphis, TN)	Milwaukee Electric Tool Corporation	3,098	07/31/28
MS	Richland (Jackson)	FedEx Corporation	120	03/31/24
MS	Ridgeland (Jackson)	Graybar Electric Company	122	07/31/25
NC	Concord (Charlotte)	FedEx Ground Package System, Inc.	2,237	07/31/25
NC	Concord (Charlotte)	FedEx Ground Package System, Inc.	2,537	05/31/32
NC	Fayetteville	Victory Packaging, L.P.	504	02/28/25	(1)
NC	Whitsett (Greensboro)	FedEx Ground Package System, Inc.	3,002	04/30/35
NC	Winston-Salem	Style Crest, Inc.	433	03/31/26	(1)
NE	Omaha	FedEx Corporation	446	10/31/23
NJ	Somerset	Various Tenants at Retail Shopping Center	616	Various	(7)

State	City (MSA)	Tenant	Annualized Rent (in thousands)	Lease Expiration
NJ	Trenton	FedEx Ground Package System, Inc.	$5,328	06/30/32
NY	Cheektowaga (Buffalo)	Sonwil Distribution Center, Inc.	630	01/31/22	(8)
NY	Halfmoon (Albany)	United Parcel Service, Inc.	595	03/31/31	(9)
NY	Hamburg (Buffalo)	FedEx Ground Package System, Inc.	2,329	03/31/31
OH	Bedford Heights (Cleveland)	FedEx Corporation	438	08/31/28
OH	Cincinnati	The American Bottling Company (Keurig Dr Pepper)	488	09/30/29
OH	Lancaster (Columbus)	Magna Seating of America, Inc.	1,201	01/31/30
OH	Kenton	International Paper Company	1,281	08/31/27
OH	Lebanon (Cincinnati)	Siemens Real Estate	464	04/30/24
OH	Monroe (Cincinnati)	UGN, Inc.	2,107	02/28/34
OH	Plain City (Columbus)	FedEx Ground Package System, Inc.	4,569	09/30/35
OH	Richfield (Cleveland)	FedEx Ground Package System, Inc.	1,493	09/30/24
OH	Stow	Mickey Thompson (Cooper Tire)	1,537	08/31/27
OH	Streetsboro (Cleveland)	Best Buy Warehousing Logistics, Inc.	1,725	01/31/22
OH	West Chester Twp. (Cincinnati)	FedEx Ground Package System, Inc.	560	08/31/23
OK	Oklahoma City	Amazon.com Services, Inc. (Amazon.com, Inc.)	1,948	10/31/27
OK	Oklahoma City	Amazon.com Services, LLC (Amazon.com, Inc.)	935	08/31/30
OK	Oklahoma City	Bunzl Distribution Oklahoma, Inc.	743	08/31/24
OK	Oklahoma City	FedEx Ground Package System, Inc.	1,048	07/31/25
OK	Tulsa	The American Bottling Company (Keurig Dr Pepper)	269	02/28/24
PA	Altoona	FedEx Ground Package System, Inc.	651	08/31/23
PA	Imperial (Pittsburgh)	General Electric Company	1,329	12/31/30
PA	Monaca (Pittsburgh)	NF&M International, Inc.	795	03/31/25
SC	Aiken (Augusta, GA)	Autoneum North America, Inc.	1,746	04/30/32
SC	Charleston	FedEx Corporation	1,314	08/31/32
SC	Charleston	FedEx Ground Package System, Inc.	2,713	06/30/33
SC	Ft. Mill (Charlotte, NC)	FedEx Ground Package System, Inc.	1,598	08/31/28
SC	Hanahan (Charleston)	Science Applications International Corporation	1,708	10/31/23
SC	Hanahan (Charleston)	Amazon Services, Inc. (Amazon.com, Inc.)	803	06/30/29
TN	Chattanooga	FedEx Corporation	319	10/31/22
TN	Kodak (Knoxville)	FedEx Ground Package System, Inc.	1,979	05/31/36
TN	Lebanon (Nashville)	CBOCS Distribution, Inc. (Cracker Barrel)	1,490	06/30/24
TN	Memphis	FedEx Trade Networks	1,394	05/31/29
TN	Shelby County	N/A- Land	-0-	N/A
TX	Carrollton (Dallas)	Carrier Enterprise, LLC (Carrier Global Corporation)	1,160	01/31/24
TX	Corpus Christi	FedEx Ground Package System, Inc.	454	08/31/26	(1)
TX	Edinburg	FedEx Ground Package System, Inc.	1,097	09/30/26
TX	El Paso	FedEx Ground Package System, Inc.	1,345	09/30/23
TX	Ft. Worth (Dallas)	FedEx Ground Package System, Inc.	2,394	04/30/30
TX	Houston	National Oilwell Varco, Inc.	801	09/30/29	(1)
TX	Lindale (Tyler)	FedEx Ground Package System, Inc.	725	06/30/24
TX	Mesquite (Dallas)	FedEx Ground Package System, Inc.	3,209	03/31/32
TX	Spring (Houston)	FedEx Ground Package System, Inc.	1,581	09/30/24
TX	Waco	FedEx Ground Package System, Inc.	1,078	08/31/25
UT	Ogden (Salt Lake City)	FedEx Corporation	772	03/31/35
VA	Charlottesville	FedEx Corporation	329	08/31/27
VA	Mechanicsville (Richmond)	FedEx Corporation	541	04/30/23
VA	Richmond	Locke Supply Co.	340	04/30/32
VA	Roanoke	CHEP USA, Inc.	509	02/28/25
VA	Roanoke	FedEx Ground Package System, Inc.	755	04/30/23
VT	Burlington	FedEx Ground Package System, Inc.	3,233	05/31/36
WA	Burlington (Seattle/Everett)	FedEx Ground Package System, Inc.	1,962	08/31/30
WI	Cudahy (Milwaukee)	FedEx Ground Package System, Inc.	827	06/30/27
WI	Green Bay	FedEx Ground Package System, Inc.	468	05/31/23
			$164,118

(1)	Renewal or extension has been executed. See fiscal 2021 and fiscal 2022 renewal and extension chart.
(2)	The lease has a one-time early termination option which may be exercised on 12/31/25, on the condition that we are provided with six months’ notice and the tenant pays us a $95,000 termination fee.
(3)	Lease was set to expire 11/30/21 and was renewed for four months through 3/31/22 at 150% of the prior rental rate.
(4)	The lease has an early termination option which may be exercised after 6/30/22, on the condition that we are provided with six months’ notice and the tenant pays us a $1.1 million termination fee.
(5)	The lease has an early termination option which may be exercised after 6/30/24, on the condition that we are provided with six months’ notice and the tenant pays us a $262,000 termination fee.
(6)	Property is leased to two tenants.
(7)	We own a 67% controlling equity interest. Estimated annual rent reflects our proportionate share of the total rent.
(8)	Not reflected in the table above. The current tenant is not renewing its lease. We entered into a seven year lease agreement effective 2/1/22 with United Parcel Service, Inc. (UPS) for this space. The lease with UPS provides for initial annual rent of $683,000 with 2.0% annual increases thereafter, resulting in a U.S. GAAP straight-line annualized rent of $725,000 over the life of the lease. This results in an increase in the average lease rate of 15.1% on a U.S. GAAP straight-line basis and an increase of 8.3% on a cash basis.
(9)	Effective 10/1/20, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for this 75,000 square foot facility, whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease. We simultaneously entered into 10.4 year lease agreement with UPS which became effective 11/1/20. The new lease agreement provided for five months of free rent, after which, initial annual rent was $510,000, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000 over the life of the lease which matures 3/31/31.

As of September 30, 2021, all but one of our industrial properties were 100% occupied, resulting in a 99.7% overall occupancy rate.

Our weighted average lease expiration was 7.0 years and 7.1 years as of September 30, 2021 and 2020, respectively. Our weighted average lease expiration has been 7.0 years or greater for over seven consecutive years.

Our overall occupancy rates as of the years ended September 30, 2021, 2020, 2019, 2018 and 2017 were 99.7%, 99.4%, 98.9%, 99.6% and 99.3%, respectively. The weighted average effective annualized rent per square foot for the years ended September 30, 2021, 2020, 2019, 2018 and 2017 was $6.61, $6.36, $6.20, $6.01 and $5.93, respectively. Our overall occupancy rate has been 98.9% or above for over six consecutive years.

Completed expansions have resulted in increased rents over the fiscal years ended September 30, 2020 and 2021

Ecommerce has been a major catalyst driving increased demand for the industrial property type. The shift from traditional brick and mortar retail shopping to ordering goods on-line has resulted in record occupancy rates for industrial real estate throughout the U.S. Due to this increased demand, we have been experiencing an increase in expansion activity at our existing properties.

During fiscal 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million, resulting in an initial increase in annual rent effective November 5, 2020 of approximately $340,000 from approximately $2.1 million, or $6.83 per square foot, to approximately $2.5 million, or $7.91 per square foot. Furthermore, annual rent increased by 2.1% on June 1, 2021 and will continue to increase 2.1% every five years, resulting in an annualized rent from November 5, 2021 through the remaining term of the lease of approximately $2.6 million, or $8.15 per square foot. We recently began construction on the second phase of this parking expansion project at this location, which upon completion will further increase the rental rate and extend the lease term.

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

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are nine parking expansion projects underway, which we expect to cost approximately $42.6 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at eight additional locations bringing the total recently completed and likely future parking lot expansion projects to 18 currently.

Due to the proliferation of ecommerce sales and last mile deliveries, it is important to take into account the large amounts of real estate utilized for trailer, van, and car parking at many of our properties in determining how our in-place rental rates compare to market rental rates for properties being used in a similar manner. Rents per square foot on properties that may be nearby, but have only limited acreage devoted to parking, are poor comparisons as they cannot accommodate the same tenant needs.

Fiscal 2021 Renewals

In fiscal 2021, approximately 5% of our gross leasable area, representing ten leases totaling 1.2 million square feet, was set to expire. All ten of these leases have been renewed, resulting in a 100% retention rate for a weighted average term of 4.2 years, at a rental rate increase of 6.2% on a U.S. GAAP basis and an increase of 0.4% on a cash basis.

We have incurred or we expect to incur leasing commission costs of $621,000 in connection with six of these lease renewals and we have incurred or we expect to incur tenant improvement costs of $756,000 in connection with five of these lease renewals. The table below summarizes the terms of the leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal terms.

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

Effective October 1, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY whereby we received a termination fee in the amount of $377,000, representing approximately 50% of the then remaining rent due under the lease, which was set to expire on November 30, 2021. We simultaneously entered into a 10.4 year lease agreement with United Parcel Service, Inc. (UPS) which became effective November 1, 2020. The lease agreement with UPS provides for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot, commenced, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease, which expires March 31, 2031. This compares to the former U.S. GAAP straight-line rent of $574,000, representing $7.65 per square foot, and former cash rent of $8.19 per square foot, resulting in a decrease of $33,000, representing a 5.8% decrease on a U.S. GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provides for an additional 9.3 years of lease term versus the old lease with Cardinal Health. In addition, effective June 4, 2021, we completed a parking lot expansion at this location for a cost of $835,000 resulting in an initial increase in annual rent effective on the date of completion of $52,000 from $510,000, or $6.80 per square foot, to $562,000, or $7.50 per square foot. Furthermore, annual rent will continue to increase each year by 2.0% resulting in an annualized rent from June 4, 2021 through the remaining term of the lease of $622,000, or $8.29 per square foot.

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

Fiscal 2022 Renewals

In fiscal 2022, existing leases with respect to approximately 5% of our gross leasable area, representing seven leases totaling 1.2 million square feet, were scheduled to expire. Two of these seven leases were renewed thus far, for a weighted average term of 6.8 years, at a rental rate increase of 6.5% on a GAAP basis and flat on a cash basis. These two lease renewals represent 104,000 square feet, or 9% of the square footage scheduled to expire in fiscal 2022.

We have incurred or we expect to incur leasing commission costs of $220,000 in connection with one of these lease renewals and we have incurred or we expect to incur tenant improvement costs of $50,000 in connection with the other lease renewal. The table below summarizes the terms of the two leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal terms.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Houston, TX	National Oilwell Varco	91,925	$8.26	$8.44	9/30/22	$8.88	$8.44	9/30/29	7.0	$-0-	$0.34
Burr Ridge, IL	Sherwin-Williams	12,500	12.80	12.94	10/31/21	12.99	12.94	10/31/26	5.0	0.80	-0-
	Total	104,425

Weighted Average			$8.80	$8.98		$9.37	$8.98		6.8	$0.07	$0.31

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These two lease renewals have a U.S. GAAP straight-line lease rate of $9.37 per square foot. The renewed initial cash rent per square foot is $8.98. This compares to the former rent of $8.80 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $8.98 per square foot, resulting in an increase of 6.5% on a U.S. GAAP straight-line basis and flat on a cash basis.

Our 105,000 square foot facility located in Cheektowaga (Buffalo), NY is leased to Sonwil Distribution Center, Inc. through January 31, 2022. This tenant informed us that they will not be renewing their lease. We recently entered into a new seven-year lease agreement for this facility with UPS which becomes effective February 1, 2022 through January 31, 2029. The lease with UPS provides for initial annual rent of $683,000, representing $6.50 per square foot with 2.0% annual increases thereafter, resulting in a U.S. GAAP straight-line annualized rent of $725,000, representing $6.90 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent and former cash rent of $6.00 per square foot, resulting in an increase in the average lease rate of 15.0% on a U.S. GAAP straight-line basis and an increase of 8.3% on a cash basis. This lease to UPS, along with the two lease renewals in the table above, results in a weighted average term of 6.9 years, at a rental rate increase of 10.0% on a GAAP basis and an increase of 3.3% on a cash basis. These three leases represent 209,000 square feet, or 18% of the expiring square footage for fiscal 2022.

Also not included in the table above is our 185,000 square foot facility located in Granite City (St. Louis, MO), IL that is leased to Anheuser-Busch through November 30, 2021. Anheuser-Busch renewed for only four months, until March 31, 2022, after which it is expected that they will be moving out. The four month extension provides for rent at an annualized rate of 150% of its current rent resulting in an annualized rent of $1.3 million, representing $7.04 per square foot. This compares to the former U.S. GAAP straight-line rent of $4.36 and former cash rent of $4.70 per square foot.

The following table presents certain information as of September 30, 2021, with respect to our leases expiring over the future fiscal years ending September 30th:

Expiration of Fiscal Year Ending September 30th	Property Count	Total Area Expiring (square feet)	Annualized Rent (in thousands)	Percent of Gross Annualized Rent

Vacant (1)	1	83,886	$-0-	0%
Shopping Center (2)	1	61,190	616	0%
2022	5	1,065,169	5,723	4%
2023	16	2,117,731	12,076	7%
2024	13	1,887,039	11,797	7%
2025	11	2,607,541	12,980	8%
2026	14	1,738,731	10,850	7%
2027	13	2,390,188	13,297	8%
2028	10	2,172,458	11,857	7%
2029	9	1,831,303	10,610	7%
2030	5	1,102,002	8,490	5%
2031	6	1,218,941	9,738	6%
2032	8	2,131,983	18,862	12%
2033	3	1,038,508	8,844	5%
2034	3	1,561,256	9,365	6%
2035	3	856,283	8,343	5%
2036	2	403,025	5,212	3%
2041	1	657,518	5,458	3%
Total (3)	122	24,924,752	$164,118	100%

(1)	“Vacant” represents 81,000 square feet at our 256,000 square foot industrial park located in Monaca (Pittsburgh), PA and not included in the Property Count but included in the square feet is 3,000 square feet at our 64,000 square foot Shopping Center located in Somerset, NJ.
(2)	“Shopping Center” represents a multi-tenanted property which has lease expirations ranging from month-to-month to fiscal yearend “2030”.
(3)	The property located in Monaca (Pittsburgh), PA is included in “Vacant” and is included in “2025” for its lease with NF&M International and therefore is counted as one property in the property count total. The property located in St. Joseph, MO is included in “2026” for its tenant, Woodstream Corporation and is also included in “2023” for its tenant, Altec Industries, Inc., both of which occupy one property and therefore is counted as one property in the property count total.

ITEM 3 – LEGAL PROCEEDINGS

Litigation Relating to our Terminated Merger Agreement with Equity Commonwealth

We and the members of our Board of Directors are defendants in a class action lawsuit that was commenced in the Circuit Court for Baltimore City, Maryland in August 2021, prior to termination of our merger agreement with EQC, and which currently remains pending. The lawsuit alleges that our directors violated their legal duties in connection with the proposed EQC merger and seeks injunctive relief and damages. We believe that the claims asserted in this lawsuit are without merit and that in any event the claims are now moot in light of the termination of the merger agreement. We intend to seek to have this lawsuit dismissed. However, litigation is inherently uncertain and there can be no assurance we will be successful in obtaining a dismissal. Four other lawsuits that had been brought with respect to the proposed merger with EQC after the transaction was announced have since been voluntarily dismissed by the plaintiffs in light of the termination of the EQC merger agreement.

Former Litigation with Blackwells Capital and Allison Nagelberg

On November 4, 2021, we entered into a Release and Settlement Agreement with our former general counsel, Allison Nagelberg, and Blackwells Capital LLC (“Blackwells”) resolving legal proceedings that we had commenced against Ms. Nagelberg and Blackwells in the Superior Court of New Jersey relating to, among other things, Ms. Nagelberg having been named as a nominee of Blackwells for election to our Board of Directors at our 2021 annual meeting, and also resolving Ms. Nagelberg’s counterclaim against us seeking indemnification and advancement of expenses. In connection with the settlement, the parties exchanged mutual releases, whereby, among other things, Blackwells agreed to release claims, including those it had previously demanded that we assert against the members of our Board for alleged breach of their legal duties relating to the Board’s rejection of an unsolicited acquisition offer that we received from Blackwells in December 2020 and subsequent actions taken by the Board in connection with its review of strategic alternatives earlier this year.

Simultaneous with the Release and Settlement Agreement, we and Blackwells entered into a Cooperation Agreement that, among other things, resolved a potential proxy contest to elect directors at the 2021 Annual Meeting. Under the Cooperation Agreement, Blackwells also agreed, among other things, to withdraw its slate of proposed nominees and various shareholder proposals for consideration at the 2021 Annual Meeting and committed to vote all its shares of our common stock at the 2021 Annual Meeting in favor of all of the Board’s director nominees and in support of all Board-recommended proposals, including voting in favor of the Merger Agreement with ILPT. Blackwells also agreed to comply with certain additional standstill, voting and affirmative solicitation commitments and terms.

The estimated costs associated with the Release and Settlement Agreement and the Cooperation Agreement and the related litigation and potential litigation have been reflected in the accompanying Consolidated Financial Statements.

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

Shareholder Information

As of November 1, 2021, 1,191 shareholders of record held shares of our common stock.

Dividends

On January 14, 2021, our Board of Directors approved a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share representing an annualized dividend rate of $0.72 per share. This increase was the third dividend increase in the past five years, representing a total increase of 20%. We have maintained or increased our common stock cash dividend for 30 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis. We currently expect that comparable cash dividends will continue to be paid in the future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

On September 14, 2021, our Board of Directors reaffirmed our Common Stock Repurchase Program (the “Program”) that authorizes us to purchase up to $50.0 million of shares of our common stock. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. During fiscal 2020, we repurchased 400,000 shares of our common stock for $4.3 million at an average price of $10.69 per share. These were the only repurchases made under the Program thus far.

Comparative Stock Performance

The following line graph compares the total return of our common stock for the last five fiscal years to the FTSE Nareit Composite Index (US), published by the National Association of Real Estate Investment Trusts (Nareit), and the S&P 500 Index for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes listed below on September 30, 2016 and the reinvestment of all dividends. The total return reflects stock price appreciation and dividend reinvestment for all three comparative indices. The information has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness is guaranteed. Our stock performance shown in the graph below is not indicative of future stock performance.

ITEM 6 – [RESERVED]

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and we do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	the ability of our tenants to make payments under their respective leases;

●	our reliance on certain major tenants;

●	our ability to re-lease properties that are currently vacant or that become vacant;

●	our ability to obtain suitable tenants for our properties;

●	changes in real estate market conditions, economic conditions in the industrial sector, the markets in which our properties are located and general economic conditions;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;

●	our ability to acquire, finance and sell properties on attractive terms;

●	our ability to repay debt financing obligations;

●	our ability to refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all;

●	the loss of any member of our management team;

●	our ability to comply with debt covenants;

●	our ability to integrate acquired properties and operations into existing operations;

●	continued availability of proceeds from issuances of our debt or equity securities;

●	the availability of other debt and equity financing alternatives;

●	changes in interest rates, including the replacement of the LIBOR reference rate, under our current credit facility and under any additional variable rate debt arrangements that we may enter into in the future;

●	our ability to successfully implement our selective acquisition strategy;

●	our ability to maintain internal controls and procedures to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	changes in federal or state tax rules or regulations that could have adverse tax consequences;

●	declines in the market prices of our investment securities;

●	the effect of COVID-19 on our business and general economic conditions;

●	our ability to qualify as a REIT for federal income tax purposes;

●	inability to complete the proposed merger with ILPT because, among other reasons, one or more conditions to the closing of the proposed transaction may not be satisfied or waived;

●	uncertainty as to the timing of completion of the proposed merger;

●	potential adverse effects or changes to relationships with our tenants, employees, service providers or other parties conducting business with us resulting from the announcement or completion of the proposed merger;

●	the outcome of any legal proceedings that may be instituted against the parties and others related to the merger agreement;

●	possible disruptions from the proposed merger that could harm our business, including current plans and operations;

●	unexpected costs, charges or expenses resulting from the proposed merger; and

●	the possibility that the benefits anticipated from the proposed merger will not be realized or will not be realized within the expected time period.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. Although we have entered into the merger agreement with ILPT, there can be no assurance that the merger and other transactions contemplated by the merger agreement will be completed.

We undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or otherwise.

Merger Agreement with ILPT

As previously announced, on November 5, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Industrial Logistics Properties Trust, a Maryland real estate investment trust (“ILPT”), and Maple Delaware Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of ILPT (“Merger Sub”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth in the Merger Agreement, we would be acquired by ILPT in an all-cash transaction for $21 per common share, payable in cash (representing an aggregate equity value of approximately $2.1 billion). The Merger Agreement provides, among other things, that we will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity and as a wholly owned subsidiary of ILPT. Following the Merger, our common stock would no longer be traded on the New York Stock Exchange.

The Merger Agreement provides that each share of our common stock, par value $0.01 per share (“Common Stock”) outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of Common Stock owned by ILPT, Merger Sub or any wholly owned subsidiary of us or ILPT) will, at the Effective Time, automatically be cancelled and converted into the right to receive $21.00 in cash (the “Common Stock Merger Consideration”), without interest and subject to applicable withholding taxes. Pursuant to the Merger Agreement, as of the Effective Time, (i) each outstanding stock option will become fully vested and be converted into the right to receive an amount in cash equal to the product of (A) the excess, if any, of the Common Stock Merger Consideration over the applicable exercise price of such option, multiplied by (B) the number of shares subject to such option, subject to applicable withholding taxes, and (ii) each restricted stock award and restricted stock unit award that is outstanding immediately prior to the Effective Time will become fully vested and be converted into the right to receive the Common Stock Merger Consideration in respect of each underlying share of Common Stock, subject to applicable withholding taxes. Upon closing of the merger with ILPT, holders of our outstanding 6.125% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) will receive the amount of $25 per share plus any accrued and unpaid dividends. We plan to continue to pay our regular quarterly common stock dividend and our Series C Cumulative Redeemable Preferred Stock dividend for each full quarterly dividend period completed prior to the closing of the transaction.

ILPT’s acquisition of us is subject to obtaining the requisite approval of our common stockholders and the satisfaction of other customary closing conditions. The obligation of the parties to complete the Merger is subject to customary closing conditions, including the approval of the Merger Agreement by holders of at least two-thirds of our outstanding shares of Common Stock entitled to vote thereon (the “Company Stockholder Approval”) (ii) the absence of any law, order or injunction of a court or governmental entity of competent jurisdiction prohibiting the consummation of the Merger, (iii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications), (iv) the performance in all material respects by the parties of their respective obligations under the Merger Agreement that are required to be performed at or prior to the Effective Time and (v) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) occurring after the date of the Merger Agreement.

We have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to conduct its business in all material respects in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger, and not to engage in specified types of transactions during this period, subject to certain exceptions and (ii) to convene a meeting of its stockholders for the purpose of obtaining the Company Stockholder Approval. The Merger Agreement contains customary no-shop restrictions that limit the ability of us and our representatives to solicit alternative acquisition proposals from third parties, subject to customary “fiduciary out” provisions.

Our Merger Agreement with ILPT represents the culmination of the publicly announced comprehensive strategic alternatives review processes conducted by our Board of Directors this year. Our Board re-initiated its strategic alternatives review process in September 2021 after a previous agreement for a merger that we entered into with another party, following a strategic alternatives review process earlier this year, did not receive the requisite approval of our stockholders and was terminated.

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Overview

Monmouth Real Estate Investment Corporation, founded in 1968, is one of the oldest public equity REITs in the world. We are a self-administered and self-managed REIT that seeks to invest in well-located, modern, single- tenant industrial buildings, leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. During the fiscal year 2021, we purchased four new built-to-suit, net-leased, industrial properties, located in the following MSA’s: Columbus, OH, Atlanta, GA, Burlington, VT and Knoxville, TN, totaling approximately 1.6 million square feet on 316.2 acres, for an aggregate purchase price of $258.4 million. These four properties are expected to generate annualized rental income over the life of their leases of $15.2 million. In connection with two of the four properties acquired during the 2021 fiscal year, we entered into one 17 year fully-amortizing mortgage loan and one 15 year fully-amortizing mortgage loan. In connection with the remaining two properties acquired during the 2021 fiscal year, we entered into commitments for two 15 year fully-amortizing mortgage loans. These four fully-amortizing loans have a weighted average term of 15.7 years. The principal amount of the four mortgage loans originally totaled $161.8 million with fixed interest rates ranging from 2.50% to 3.25%, resulting in a weighted average fixed interest rate of 2.89%. At September 30, 2021, we held investments in 122 properties totaling 24.9 million square feet with a weighted average building age, based on the square footage of our buildings, of 10.2 years. These properties are located in 32 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin. All of these properties are 100% owned by us, directly or through wholly-owned subsidiaries, with the exception of one property in which we own a 67% majority interest in and is our only non-industrial asset, which is a shopping center in Somerset, NJ. All of our investment properties are leased on a net basis except for an industrial park in Monaca (Pittsburgh), PA and our only non-industrial asset.

Our weighted average lease expiration was 7.0 years and 7.1 years as of September 30, 2021 and 2020, respectively, and our average annualized rent per occupied square foot as of September 30, 2021 and 2020 was $6.61 and $6.36, respectively. At September 30, 2021 and 2020, our overall occupancy rate was 99.7% and 99.4%, respectively. Our weighted average lease expiration has been 7.0 years or greater for over seven consecutive years. Our overall occupancy rate has been 98.9% or above for over six consecutive years.

We have a concentration of properties leased to FedEx Corporation (FDX). As of September 30, 2021, we had 24.9 million leasable square feet, of which 11.6 million square feet, or 47%, consisting of 65 separate stand-alone leases, were leased to FDX and its subsidiaries (5% to FDX and 42% to FDX subsidiaries). These properties are located in 27 different states. As of September 30, 2021, the 65 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 7.5 years. As of September 30, 2021, in addition to FDX and its subsidiaries, the only tenants that leased 5% or more of our total square footage were subsidiaries of Amazon, which are parties to five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. Our Rental and Reimbursement Revenue from FDX and its subsidiaries for the fiscal year ended September 30, 2021 totaled $104.3 million, or as a percentage of total rent and reimbursement revenues were, 57% (5% from FDX and 52% from FDX subsidiaries). In addition to FDX and its subsidiaries, the only tenants to comprise 5% or more of our total Rental and Reimbursement Revenue were subsidiaries of Amazon, which represented 6% of our Rental and Reimbursement Revenue for the fiscal year ended September 30, 2021. None of our properties are subject to a master lease or any cross-collateralization agreements.

FDX and Amazon are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon are rated “BBB” and “AA”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A1”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, Amazon, S&P Global Ratings or Moody’s on such websites.

Our revenue primarily consists of rental and reimbursement revenue from the ownership of industrial rental property. Rental and Reimbursement Revenue increased $14.9 million, or 9%, for the year ended September 30, 2021, as compared to the year ended September 30, 2020. The increase was due mainly to the revenue relating to the property acquisitions made during fiscal 2021 and 2020. Total expenses (excluding other income and expense) increased $42.4 million, or 49%, for the year ended September 30, 2021 as compared to the year ended September 30, 2020. The increase was due mainly to the Non-recurring Strategic Alternatives & Proxy Costs of $35.9 million and depreciation expense which increased $4.8 million for the year ended September 30, 2021 as compared to the year ended September 30, 2020.

Our Net Income (Loss) Attributable to Common Shareholders increased $93.4 million, or 192%, for the fiscal year ended September 30, 2021 as compared to the fiscal year ended September 30, 2020 and decreased $59.6 million, or 541%, for the fiscal year ended September 30, 2020 as compared to the fiscal year ended September 30, 2019. The increase in our Net Income (Loss) Attributable to Common Shareholders from the fiscal year ended September 30, 2020 to the fiscal year ended September 30, 2021 was primarily due to the Unrealized Holding Gain Arising During the Period of $50.2 million offset by Non-recurring Strategic Alternatives & Proxy Costs of $35.9 million. The decrease in our Net Income (Loss) Attributable to Common Shareholders from the fiscal year ended September 30, 2019 to the fiscal year ended September 30, 2020 was primarily due to an increase in unrealized gains and losses resulting from our securities investments. During the fiscal year ended September 30, 2020 and 2019, we recognized $77.4 million and $24.7 million of unrealized losses, respectively.

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which we believe is a useful indicator of our operating performance. NOI is a non-GAAP financial measure that we define as Net Income (Loss) Attributable to Common Shareholders plus Net Income (Loss) Attributable to Non-Controlling Interest, Preferred Dividend Expense, General and Administrative Expenses, Non-recurring Strategic Alternatives & Proxy Costs, Non-recurring Severance Expense, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, Unrealized Holding (Gains) Losses Arising During the Periods, less Realized Gain on Sale of Securities Transactions, Realized Gain on Sale of Real Estate Investment, Dividend Income and Lease Termination Income. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities, and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to certain other REITs.

The following is a reconciliation of our Net Income (Loss) Attributable to Common Shareholders to our NOI for the fiscal years ended September 30, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net Income (Loss) Attributable to Common Shareholders	$44,764	$(48,617)	$11,026
Plus: Net Income (Loss) Attributable to Non-Controlling Interest	2,996	(31)	152
Plus: Preferred Dividend Expense	33,419	26,474	18,774
Plus: General and Administrative Expenses	9,353	8,932	9,081
Plus: Non-recurring Strategic Alternatives & Proxy Costs	35,920	-0-	-0-
Plus: Non-recurring Severance Expense	-0-	786	-0-
Plus: Depreciation	51,478	46,670	43,020
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	3,586	3,180	2,870
Plus: Interest Expense, including Amortization of Financing Costs	37,880	36,376	36,912
Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(50,239)	77,380	24,680
Less: Realized Gain on Sale of Securities Transactions	(2,248)	0	0
Less: Realized Gain on Sale of Real Estate Investment	(6,376)	0	0
Less: Dividend Income	(6,182)	(10,445)	(15,168)
Less: Lease Termination Income	(377)	0	0
Net Operating Income – NOI	$153,974	$140,705	$131,347

The components of our NOI for the fiscal years ended September 30, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019

Rental Revenue	$155,044	$141,583	$132,524
Reimbursement Revenue	27,712	26,234	22,297
Total Rental and Reimbursement Revenue	182,756	167,817	154,821
Real Estate Taxes	(21,798)	(20,193)	(17,010)
Operating Expense	(6,984)	(6,919)	(6,464)
NOI	$153,974	$140,705	$131,347

NOI increased $13.3 million, or 9%, for the fiscal year ended September 30, 2021 as compared to the fiscal year ended September 30, 2020 and increased $9.4 million, or 7%, for the fiscal year ended September 30, 2020 as compared to the fiscal year ended September 30, 2019. The increase from fiscal year 2020 to 2021 was due to the additional income related to four industrial properties purchased during fiscal 2021 and the purchase of five industrial properties during fiscal 2020. The increase from fiscal year 2019 to 2020 was due to the additional income related to five industrial properties purchased during fiscal 2020 and the purchase of three industrial properties during fiscal 2019.

We evaluate our financial performance using earnings before interest, taxes, depreciation and amortization for real estate (Adjusted EBITDA) from property operations, which we believe is a useful indicator of our operating performance. Adjusted EBITDA is a non-GAAP financial measure that we define as Net Income (Loss) Attributable to Common Shareholders plus, Preferred Dividend Expense, Interest Expense, including Amortization of Financing Costs, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Unrealized Holding (Gains) Losses Arising During the Periods, and Non-recurring Strategic Alternatives & Proxy Costs less Gain on Sale of Securities Transactions and Gain on Sale of Real Estate Investments and our portion of these items related to our consolidated investment that we have a non-controlling interest in. Other REITs may use different methodologies to calculate Adjusted EBITDA and, accordingly, our Adjusted EBITDA may not be comparable to certain other REITs.

The following is a reconciliation of our Net Income (Loss) Attributable to Common Shareholders to our Adjusted EBITDA for the fiscal years ended September 30, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Net Income (Loss) Attributable to Common Shareholders	$44,764	$(48,617)	$11,026
Plus: Preferred Dividend Expense	33,419	26,474	18,774
Plus: Interest Expense, including Amortization of Financing Costs	37,880	36,376	36,912
Plus: Depreciation and Amortization	55,064	49,850	45,890
Plus: Net Amortization of Acquired Above and Below Market Lease Revenue	103	103	103
Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(50,239)	77,380	24,680
Plus: Non-recurring Strategic Alternatives & Proxy Costs	35,920	0	0
Less: Realized Gain on Sale of Securities Transactions	(2,248)	0	0
Less: Realized Gain on Sale of Real Estate Investments (A)	(3,252)	0	0
Adjusted EBITDA	$151,411	$141,566	$137,385

(A)	Represents our portion of the net realized gain from the sale of our property that we owned a 51% interest in.

Adjusted EBITDA increased $9.8 million, or 7%, for the fiscal year ended September 30, 2021 as compared to the fiscal year ended September 30, 2020 and increased $4.2 million, or 3%, for the fiscal year ended September 30, 2020 as compared to the fiscal year ended September 30, 2019. The increase from fiscal year 2020 to 2021 was due to the additional income related to four industrial properties purchased during fiscal 2021 and the purchase of five industrial properties during fiscal 2020. The increase from fiscal year 2019 to 2020 was due to the additional income related to five industrial properties purchased during fiscal 2020 and the purchase of three industrial properties during fiscal 2019.

For the fiscal years ended September 30, 2021, 2020 and 2019, gross revenue, which includes Rental Revenue, Reimbursement Revenue and Dividend Income, totaled $188.9 million, $178.3 million and $170.0 million, respectively.

Subsequent to fiscal yearend, on October 27, 2021, we purchased a newly constructed 291,000 square foot industrial building, situated on 46.0 acres, located in the Birmingham, AL MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through July 2036. The purchase price was $30.2 million. We obtained a mortgage loan commitment for a 15 year, fully-amortizing mortgage loan of $19.3 million at a fixed interest rate of 2.40%, which has not yet closed. Annual rental revenue over the remaining term of the lease averages $1.7 million.

In addition to the $30.2 million property purchased in October 2021, as described above, we have entered into agreements to purchase three, new build-to-suit, industrial buildings that are currently being developed in Alabama, Georgia and Texas, totaling 1.1 million square feet. These future acquisitions have net-leased terms ranging from 10 to 15 years with a weighted average lease term of 12.6 years. The total purchase price for these three properties is $126.8 million. All three properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Two of these three properties, consisting of an aggregate of 563,000 square feet, or 52% of the total leasable area, are leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing all three of these transactions during fiscal 2022.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are nine parking expansion projects underway, which we expect to cost approximately $42.6 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at eight additional locations bringing the total recently completed and likely future parking lot expansion projects to 18 currently.

Due to the proliferation of ecommerce sales and last mile deliveries, it is important to take into account the large amounts of real estate utilized for trailer, van, and car parking at many of our properties in determining how our in-place rental rates compare to market rental rates for properties being used in a similar manner. Rents per square foot on properties that may be nearby, but have only limited acreage devoted to parking, are poor comparisons as they cannot accommodate the same tenant needs.

During the three fiscal years ended September 30, 2021, 2020 and 2019, we completed a total of three property expansions, consisting of one building expansion and two parking lot expansions. The building expansion resulted in 155,000 additional square feet. Total costs for all three property expansions were $12.9 million and resulted in total increased annual rent of $1.2 million. One of these completed expansions resulted in new ten-year lease extensions and one resulted in a new fifteen-year lease extension. The weighted average lease extension for these three property expansions is 12.7 years.

For fiscal years 2021, 2020 and 2019, Gross Revenues also include Dividend Income. We hold a portfolio of marketable securities of other REITs with a fair value of $143.5 million as of September 30, 2021, representing 5.6% of our undepreciated assets (which is our total assets excluding accumulated depreciation). We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets. Our REIT securities portfolio provides us with diversification, income, and is a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery.

We had $48.6 million in Cash and Cash Equivalents and $143.5 million in REIT securities as of September 30, 2021. We believe that funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sales of marketable securities, other bank borrowings, proceeds from our dividend reinvestment plan (DRIP), and proceeds from private placements and public offerings of additional common or preferred stock or other securities, will provide sufficient funds to adequately meet our obligations over the next several years. As previously announced, in January 2021, when our Board of Directors first decided to explore strategic alternatives, the Board also determined to temporarily suspend our DRIP, and our Preferred Stock at-the-market offering program (Preferred Stock ATM Program) and Common Stock at-the-market offering program (Common Stock ATM Program). Because our exploration of strategic alternative process is ongoing, our DRIP currently remains suspended. Our Preferred Stock and Common Stock ATM Programs expired by their terms during August 2021.

US industrial real estate market conditions are as strong as they have ever been with record high asking rents, a robust development pipeline, and an all-time high occupancy rate of 96%. Companies are leasing space at record levels to handle the large increase in ecommerce sales as well as the need for safety stock to counter supply chain disruptions. Construction costs are rising dramatically due to the long lead times for sourcing materials. The amount of new construction for US industrial real estate has been increasing for several years as more industrial space is needed to handle direct-to-consumer distribution. It is estimated that ecommerce sales require three times the amount of warehouse space relative to brick and mortar retail sales. These new buildings are often highly automated and have much larger truck courts and parking requirements. Because modern industrial buildings are built to handle both wholesale distribution as well as direct to consumer distribution, they are known as omni-channel facilities. The West coast ports are continuing to experience severe bottlenecks in processing imports and as a result much container traffic is being diverted towards the Gulf and East coast ports. Given our geographic footprint, this trend is a very favorable one for us.

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

We intend to continue to increase our real estate investments in fiscal 2022 and 2023 through acquisitions and expansions of our properties. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing. Competition in the market areas in which we operate is significant and affects acquisitions, occupancy levels, rental rates and operating expenses of certain properties.

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

As part of our review of our property portfolio, we evaluated our industrial properties with vacancy at September 30, 2021, which consists of 81,000 square feet, representing 0.3% of our total rentable square feet. The discounted cash flows expected from a potential lease applicable to the vacant portion of these properties exceeded its historical net cost basis. We consider, on a quarterly basis, whether the marketed rent (advertised) or the market rent has decreased or if any additional indicators are present which would indicate a significant decrease in net cash flows. We may obtain an independent appraisal to assist in evaluating a potential impairment for a property if it has been vacant for several years. We have also considered the properties which had lease renewals at rental rates lower than the previous rental rates and noted that the sum of the new discounted cash flows expected for the renewed leases exceeded these properties’ historical net cost basis.

We reviewed our operating properties in light of the requirements of ASC 360-10 and determined that, as of September 30, 2021, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Securities Available for Sale

Investments in non-real estate assets consist primarily of marketable securities. We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. The value of the marketable securities was $143.5 million as of September 30, 2021, representing 5.6% of our undepreciated assets. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of the 2019 fiscal year. This rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income. The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. We individually review and evaluate our marketable securities for impairment on a quarterly basis, or when events or circumstances occur. We consider, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.

We classify our securities among three categories: held-to-maturity, trading, and available-for-sale. Our securities at September 30, 2021 and 2020 are all classified as available-for-sale and are carried at fair value based on quoted market prices. Gains or losses on the sale of securities are calculated based on the average cost method and are accounted for on a trade date basis.

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

We did not recognize any lease termination fees during fiscal 2020. During fiscal 2021, effective October 1, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease, which was set to expire on November 30, 2021. We simultaneously entered into a 10.4 year lease agreement with United Parcel Service, Inc. (UPS) which became effective November 1, 2020. The lease agreement with UPS provides for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot, commenced, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease, which expires March 31, 2031. This compares to the former U.S. GAAP straight-line rent of $574,000, representing $7.65 per square foot, and former cash rent of $8.19 per square foot, resulting in a decrease of $33,000, representing a 5.8% decrease on a U.S. GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provides for an additional 9.3 years of lease term versus the old lease with Cardinal Health. In addition, effective June 4, 2021, we completed a parking lot expansion at this location for a cost of approximately $835,000 resulting in an initial increase in annual rent effective on the date of completion of approximately $52,000 from approximately $510,000, or $6.80 per square foot, to approximately $562,000, or $7.50 per square foot. Furthermore, annual rent will continue to increase each year by 2.0% resulting in an annualized rent from June 4, 2021 through the remaining term of the lease of approximately $622,000, or $8.29 per square foot.

Only three of our 122 properties have leases that contain an early termination provision. These three properties contain 177,000 total rentable square feet, representing less than 1% of our total rentable square feet. Our leases with early termination provisions are our 36,000 square foot location in Urbandale (Des Moines), IA, our 39,000 square foot location in Rockford, IL and our 102,000 square foot location in O’Fallon (St. Louis), MO. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fees that would be payable to us from the three tenants with leases that have a termination provision amounts to $1.5 million.

Results of Operations

Occupancy and Rent per Occupied Square Foot

Fiscal 2021 Renewals

In fiscal 2021, approximately 5% of our gross leasable area, representing ten leases totaling 1.2 million square feet, was set to expire. All ten of these leases have been renewed, resulting in a 100% retention rate for a weighted average term of 4.2 years, at a rental rate increase of 6.2% on a U.S. GAAP basis and an increase of 0.4% on a cash basis.

We have incurred or we expect to incur leasing commission costs of $621,000 in connection with six of these lease renewals and we have incurred or we expect to incur tenant improvement costs of $756,000 in connection with five of these lease renewals. The table below summarizes the terms of the leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal terms.

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

Fiscal 2022 Renewals

In fiscal 2022, existing leases with respect to approximately 5% of our gross leasable area, representing seven leases totaling 1.2 million square feet, were scheduled to expire. Two of these seven leases were renewed thus far, for a weighted average term of 6.8 years, at a rental rate increase of 6.5% on a GAAP basis and flat on a cash basis. These two lease renewals represent 104,000 square feet, or 9% of the square footage scheduled to expire in fiscal 2022.

We have incurred or we expect to incur leasing commission costs of $220,000 in connection with one of these lease renewals and we have incurred or we expect to incur tenant improvement costs of $50,000 in connection with the other lease renewal. The table below summarizes the terms of the two leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal terms.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Houston, TX	National Oilwell Varco	91,925	$8.26	$8.44	9/30/22	$8.88	$8.44	9/30/29	7.0	$-0-	$0.34
Burr Ridge, IL	Sherwin-Williams	12,500	12.80	12.94	10/31/21	12.99	12.94	10/31/26	5.0	0.80	-0-
	Total	104,425

Weighted Average			$8.80	$8.98		$9.37	$8.98		6.8	$0.07	$0.31

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

These two lease renewals have a U.S. GAAP straight-line lease rate of $9.37 per square foot. The renewed initial cash rent per square foot is $8.98. This compares to the former rent of $8.80 per square foot on a U.S. GAAP straight-line basis and the former cash rent of $8.98 per square foot, resulting in an increase of 6.5% on a U.S. GAAP straight-line basis and flat on a cash basis.

Our 105,000 square foot facility located in Cheektowaga (Buffalo), NY is leased to Sonwil Distribution Center, Inc. through January 31, 2022. This tenant informed us that they will not be renewing their lease. We recently entered into a new seven-year lease agreement for this facility with UPS which becomes effective February 1, 2022 through January 31, 2029. The lease with UPS provides for initial annual rent of $683,000, representing $6.50 per square foot with 2.0% annual increases thereafter, resulting in a U.S. GAAP straight-line annualized rent of $725,000, representing $6.90 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent and former cash rent of $6.00 per square foot, resulting in an increase in the average lease rate of 15.0% on a U.S. GAAP straight-line basis and an increase of 8.3% on a cash basis. This lease to UPS, along with the two lease renewals in the table above, results in a weighted average term of 6.9 years, at a rental rate increase of 10.0% on a GAAP basis and an increase of 3.3% on a cash basis. These three leases represent 209,000 square feet, or 18% of the expiring square footage for fiscal 2022.

Also not included in the table above is our 185,000 square foot facility located in Granite City (St. Louis, MO), IL that is leased to Anheuser-Busch through November 30, 2021. Anheuser-Busch renewed for only four months, until March 31, 2022, after which it is expected that they will be moving out. The four month extension provides for rent at an annualized rate of 150% of its current rent resulting in an annualized rent of $1.3 million, representing $7.04 per square foot. This compares to the former U.S. GAAP straight-line rent of $4.36 and former cash rent of $4.70 per square foot.

Fiscal 2021 Acquisitions

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

On July 29, 2021, we purchased a newly constructed 144,000 square foot industrial building, situated on 43.4 acres, located in the Burlington, VT MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through May 2036. The property was acquired for a purchase price of $54.8 million. Annual rental revenue over the remaining term of the lease averages $3.2 million. Subsequent to the closing of the purchase, we obtained a mortgage loan commitment for a 15 year, fully-amortizing mortgage loan of $35.5 million at a fixed interest rate of 2.50%.

On August 25, 2021, we purchased a newly constructed 259,000 square foot industrial building, situated on 42.6 acres, located in the Knoxville, TN MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through May 2036. The property was acquired for a purchase price of $34.4 million. Annual rental revenue over the remaining term of the lease averages $2.0 million. Subsequent to the closing of the purchase, we obtained a mortgage loan commitment for a 15 year, fully-amortizing mortgage loan of $22.3 million at a fixed interest rate of 2.50%.

Subsequent to fiscal yearend, on October 27, 2021, we purchased a newly constructed 291,000 square foot industrial building, situated on 46.0 acres, located in the Birmingham, AL MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through July 2036. The property was acquired for a purchase price of $30.2 million. Annual rental revenue over the remaining term of the lease averages $1.7 million. We obtained a mortgage loan commitment for a 15 year, fully-amortizing mortgage loan of $19.3 million at a fixed interest rate of 2.40%, which has not yet closed.

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

Fiscal 2021 Disposition

On April 15, 2021, we sold our 60,400 square foot building located in Carlstadt, NJ which is in the New York, NY MSA, for $13.0 million. Prior to the sale, we owned a 51% interest in this property. Our 51% portion of the sale proceeds resulted in a U.S. GAAP net realized gain applicable to common shareholders of approximately $3.3 million, representing a 159% gain over the depreciated U.S. GAAP basis and a net realized gain over our historic undepreciated cost basis of approximately $2.6 million, representing a 96% net gain over our historic undepreciated cost basis.

Comparison of Year Ended September 30, 2021 to Year Ended September 30, 2020

The following tables summarize our rental revenue, reimbursement revenue, real estate taxes, operating expenses, and depreciation expense by category. For the purposes of the following discussion, Same Properties are properties owned as of October 1, 2019 that have not been subsequently expanded or sold.

Acquired Properties are properties that were acquired subsequent to September 30, 2019. Nine properties were acquired during fiscal 2021 and fiscal 2020. Acquired Properties include the properties located in Greenwood (Indianapolis), IN; Lancaster (Columbus),OH; Whitsett (Greensboro), NC; Ogden (Salt Lake City), UT and Oklahoma City, OK (all acquired in fiscal 2020) and Plain City (Columbus), OH; Locust Grove (Atlanta), GA; Burlington, VT and Kodak (Knoxville), TN (all acquired in fiscal 2021).

Expanded Properties include properties that were expanded subsequent to September 30, 2019. During fiscal 2021 and 2020, there were two property expansions completed at the properties located in Olathe (Kansas City), KS and Halfmoon (Albany), NY.

Sold Properties consists of one property we sold during fiscal 2021 which was a 60,400 square foot building located in Carlstadt, NJ which is in the New York, NY MSA, for a gross sales price of $13.0 million. Prior to the sale, we owned a 51% interest in this property.

As of September 30, 2021 and 2020, the overall occupancy rate of our total property portfolio was 99.7% and 99.4%, respectively.

Rental Revenues ($ in thousands)	2021	2020	$ Change	% Change
Same Properties	$132,351	$131,882	$469	0%
Acquired Properties	19,442	6,846	12,596	184%
Expanded Properties	3,053	2,685	368	14%
Sold Properties	198	170	28	16%
Total	$155,044	$141,583	$13,461	10%

The increase in rental revenues is mainly due to the increase from the newly Acquired Properties.

Reimbursement Revenues ($ in thousands)	2021	2020	$ Change	% Change
Same Properties	$26,098	$25,244	$854	3%
Acquired Properties	1,022	326	696	213%
Expanded Properties	475	477	(2)	0%
Sold Properties	117	187	(70)	(37)%
Total	$27,712	$26,234	$1,478	6%

Our single-tenant properties are subject to net leases, which require the tenants to absorb the real estate taxes, insurance and the majority of the repairs and maintenance. As such, we are reimbursed by the tenants for these expenses. Therefore, the increase in reimbursement revenues is offset by the increase in Real Estate Taxes and the increase in Operating Expenses, which includes insurance, repairs and maintenance and other operating expenses. The increase in reimbursement revenues from Same Properties is due to the increase in Same Properties real estate taxes and operating expenses reimbursed to us from our tenants. In addition, the increase in reimbursement revenues is also due to the increase from the newly Acquired Properties. For the fiscal years ended September 30, 2021 and 2020, Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses was 96.3% and 96.8%, respectively.

Real Estate Taxes ($ in thousands)	2021	2020	$ Change	% Change
Same Properties	$20,696	$19,408	$1,288	7%
Acquired Properties	580	209	371	178%
Expanded Properties	460	463	(3)	(1%)
Sold Properties	62	113	(51)	(45%)
Total	$21,798	$20,193	$1,605	8%

The increase in real estate taxes is mainly due to the increase in assessment values from Same Properties, which were mostly billed back to the tenants and offset the increase in the Reimbursement Revenues from Same Properties. Additionally, the increase is due to the newly Acquired Properties.

Operating Expenses ($ in thousands)	2021	2020	$ Change	% Change
Same Properties	$6,517	$6,761	$(244)	(4%)
Acquired Properties	351	39	312	800%
Expanded Properties	50	37	13	35%
Sold Properties	66	82	(16)	(20%)
Total	$6,984	$6,919	$65	1%

The increase in operating expenses is mainly due to the newly Acquired Properties.

Net Operating Income (NOI)* ($ in thousands)	2021	2020	$ Change	% Change
Same Properties	$131,236	$130,959	$277	0%
Acquired Properties	19,533	6,924	12,609	182%
Expanded Properties	3,018	2,662	356	13%
Sold Properties	187	160	27	17%
Total	$153,974	$140,705	$13,269	9%

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

Depreciation ($ in thousands)	2021	2020	$ Change	% Change
Same Properties	$42,958	$42,855	$103	0%
Acquired Properties	7,228	2,611	4,617	177%
Expanded Properties	1,010	865	145	17%
Sold Properties	52	105	(53)	(50%)
Corporate Office	230	234	(4)	(2%)
Total	$51,478	$46,670	$4,808	10%

The increase in depreciation expense is mainly due to the newly acquired properties.

Interest Expense, excluding Amortization of Financing Costs ($ in thousands)	2021	2020	$ Change	% Change
Same Properties	$26,215	$28,579	$(2,364)	(8%)
Acquired Properties	6,085	2,465	3,620	147%
Expanded Properties	670	720	(50)	(7%)
Sold Properties	170	69	101	146%
Loans Payable	3,356	3,130	226	7%
Total	$36,496	$34,963	$1,533	4%

The increase in interest expense was mainly due to the increase in Acquired Properties due to two new loans totaling $104.0 million for properties acquired in Plain City (Columbus), OH and Locust Grove (Atlanta), GA. The decrease in Same Properties was mainly due to the reduction in the outstanding fixed rate mortgage balances related to these properties. The outstanding fixed rate mortgage balances related to these properties was reduced due to regularly scheduled principal amortization payments made during fiscal 2021, including the repayment of four mortgage loans for our properties located in Kansas City, MO, Topeka, KS, Carlstadt (New York, NY), NJ and Houston, TX. These four loans were at a weighted average interest rate of 5.35%. The weighted average interest rate on our fixed rate debt decreased from 3.98% as of September 30, 2020 to 3.86% as of September 30, 2021. In addition, the increase in interest expense for Sold Properties is due to a $134,000 prepayment penalty included in interest expense that was incurred when the mortgage was paid off in connection with the sale of the property located in Carlstadt (New York, NY), NJ. The increase in interest expense for Loans Payable is due to a $175.0 million increase in the outstanding Loan Payable balance ($90.0 million was drawn down during the third quarter of fiscal 2021 and $85.0 million was drawn down during the fourth quarter of fiscal 2021) from September 30, 2020 to September 30, 2021 offset by a decrease in the weighted average interest rate from 2.92% as of September 30, 2020 to 1.95% as of September 30, 2021.

General and Administrative Expenses

General and administrative expenses increased $421,000, or 5%, during fiscal 2021 as compared to fiscal 2020. The increase was primarily due to purchasing a Director & Officer Insurance Policy and an increase in Franchise Taxes. General and administrative expenses, as a percentage of gross revenue, (which includes Rental Revenue, Reimbursement Revenue and Dividend Income), remained flat at 5.0% for fiscal year 2021 and 2020. General and administrative expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation), decreased by 7.5% to 37 basis points from 40 basis points for the fiscal years 2021 and 2020, respectively.

Non-recurring Strategic Alternatives & Proxy Costs

During the fiscal year 2021, we incurred Non-recurring Strategic Alternatives & Proxy Costs of $35.9 million related to the strategic alternatives review process approved by our Board of Directors, our proposed merger with EQC and the related shareholder meeting and proxy processes, the termination of the EQC merger agreement (including reimbursement of certain transaction expenses incurred by EQC), the Release and Settlement Agreement and the Cooperation Agreement with our former general counsel and Blackwells.

Dividend Income

Many REITs reduced their dividends in 2020 due to the COVID-19 Pandemic. Dividend Income decreased $4.3 million, or 41%, during fiscal 2021 as compared to fiscal 2020. This decrease is due to reduced dividends from our REIT securities portfolio. The REIT securities portfolio’s weighted average yield was approximately 4.5% during fiscal 2021 as compared to 6.4% for fiscal 2020. We held $143.5 million in marketable REIT securities as of September 30, 2021, representing 5.6% of our undepreciated assets.

Preferred Dividend Expense

Preferred Dividend Expense increased $6.9 million, or 26%, during fiscal 2021 as compared to fiscal 2020. This increase is due to the 3.1 million shares we sold of our 6.125% Series C Preferred Stock under the Preferred Stock ATM Program during the first quarter of the fiscal year ended September 30, 2021 at a weighted average price of $24.88 per share which generated net proceeds, after offering expenses, of $76.0 million.

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

Expanded Properties include properties that were expanded subsequent to September 30, 2018. During fiscal 2020 and 2019, there was one property expansion completed at the property located in Monroe (Cincinnati), OH.

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

Our single-tenant properties are subject to net leases, which require the tenants to absorb the real estate taxes, insurance and the majority of the repairs and maintenance. As such, we are reimbursed by the tenants for these expenses. Therefore, the increase in reimbursement revenues is offset by the increase in Real Estate Taxes and the increase in Operating Expenses, which includes insurance, repairs and maintenance and other operating expenses. In addition, the increase in reimbursement revenues is mainly due to the increase from the newly Acquired Properties. The increase in reimbursement revenues from Same Properties is due to the increase in Same Properties real estate taxes and operating expenses reimbursed to us from our tenants. For the fiscal years ended September 30, 2020 and 2019, Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses was 96.8% and 95.0%, respectively.

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

Operating Expenses ($ in thousands)	2020	2019	$ Change	% Change
Same Properties	$6,789	$6,402	$387	6%
Acquired Properties	113	42	71	169%
Expanded Properties	17	20	(3)	(15%)
Total	$6,919	$6,464	$455	7%

The increase in operating expenses is mainly due to the repair and maintenance at Same Properties, which were mostly billed back to the tenants and offset the increase in the Reimbursement Revenues from Same Properties. Additionally, the increase is due to the newly Acquired Properties.

Net Operating Income (NOI)* ($ in thousands)	2020	2019	$ Change	% Change
Same Properties	$122,995	$122,687	$308	0%
Acquired Properties	15,668	7,037	8,631	123%
Expanded Properties	2,042	1,623	419	26%
Total	$140,705	$131,347	$9,358	7%

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

Depreciation ($ in thousands)	2020	2019	$ Change	% Change

Same Properties	$40,189	$39,554	$635	2%
Acquired Properties	5,740	2,550	3,190	125%
Expanded Properties	508	414	94	23%
Corporate Office	233	502	(269)	(54%)
Total	$46,670	$43,020	$3,650	8%

The increase in depreciation expense is mainly due to the newly acquired properties.

Interest Expense, excluding Amortization of Financing Costs ($ in thousands)	2020	2019	$ Change	% Change
Same Properties	$25,313	$27,569	($2,256)	(8%)
Acquired Properties	6,019	2,583	3,436	133%
Expanded Properties	501	262	239	91%
Loans Payable	3,130	5,245	(2,115)	(40%)
Total	$34,963	$35,659	$(696)	(2%)

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

Non-recurring Severance Expense

On December 23, 2019, our former General Counsel, announced her retirement effective December 31, 2019. In connection with her severance package, during the first quarter of fiscal 2020, we incurred a one-time, Non-recurring Severance Expense of $786,000.

Dividend Income

Many REITs reduced their dividends in 2020 due to the COVID-19 Pandemic. Dividend Income decreased $4.7 million, or 31%, during fiscal 2020 as compared to fiscal 2019. This decrease is due to reduced dividends from our REIT securities portfolio. The REIT securities portfolio’s weighted average yield was approximately 6.4% during fiscal 2020 as compared to 8.5% for fiscal 2019. We held $108.8 million in marketable REIT securities as of September 30, 2020, representing 4.9% of our undepreciated assets.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Liquidity and Capital Resources

We operate as a REIT deriving our income primarily from real estate rental operations. Our shareholders’ equity increased $57.1 million from $1.04 billion as of September 30, 2020 to $1.09 billion as of September 30, 2021. Our shareholders’ equity increased due to Net Income Attributable to Common Shareholders of $44.8 million, the issuance of 88,000 shares of common stock for total proceeds of $1.4 million through the DRIP, stock compensation expense of $287,000, exercise of stock options consisting of 189,000 shares for total proceeds of $2.4 million and issuance of 3.1 million shares of our 6.125% Series C Cumulative Redeemable Preferred Stock issued in connection with the Preferred Stock ATM Program for total proceeds, net of offering costs, in the amount of $76.0 million and a net decrease in unrealized loss on change in fair value of our interest rate swap agreement of $2.1 million. These increases were partially offset by payments of cash distributions to common shareholders of $69.8 million.

Our ability to generate cash adequate to meet our needs is dependent primarily on income from our real estate investments, as well as our securities portfolio, the sale of real estate investments and securities, refinancing of mortgage debt, leveraging of real estate investments, availability of bank borrowings, proceeds from the DRIP, proceeds from public offerings and private placements of additional common or preferred stock or other securities, and access to the capital markets. Purchases of new properties, payments of expenses related to real estate operations, capital improvement programs, debt service, general and administrative expenses, and distribution requirements place demands on our liquidity.

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

We have used a variety of sources to fund our cash needs in addition to our free cash flow generated from our investments in net-leased industrial properties. In the past, we considered selling marketable securities from our investment portfolio, borrowing on our unsecured line of credit facility or securities margin loans, finance or refinance debt, or raising capital through registered direct placements, and public offerings of common and preferred stock. We believe these sources of funds will provide sufficient funds to adequately meet our obligations over the next few years.

As of September 30, 2021, we owned 122 properties, of which 60 are subject to fixed rate mortgages. We have a New Facility consisting of a $225.0 million Revolver and a $75.0 million Term Loan, resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. Availability the New Facility is limited to 60% of the value of the borrowing base properties. As of September 30, 2021, we have $175.0 million drawn down under the Revolver and we have $75.0 million outstanding under the Term Loan. In addition, as of September 30, 2021, we had $48.6 million in Cash and Cash Equivalents and $143.5 million in marketable securities.

We also may use margin loans from time to time for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. At September 30, 2021 and 2020, there were no amounts drawn down under the margin loan. The interest rate charged on the margin loans is the bank’s margin rate is 0.75%. The margin loans are due on demand and are collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%.

Our focus is on real estate investments. We have historically financed purchases of real estate primarily through long-term, fixed rate, amortizing mortgages.

During fiscal 2021, we purchased four industrial properties totaling 1.6 million square feet situated on 316.2 acres resulting in a very expansive land to building ratio of 8.8 to 1. All four properties are leased to investment-grade tenants or their subsidiaries, with net-leased terms ranging from 15 to 20 years, resulting in a weighted average lease maturity of 17.1 years. Three of the four properties, consisting of 903,000 square feet, or 58% of the total square footage of the four properties, are leased to FedEx Ground Package System, Inc., a subsidiary of FedEx Corporation (FDX). The aggregate purchase price for the four properties was $258.4 million. These four properties are located in the following Metropolitan Statistical Areas (MSAs): Columbus, OH, Atlanta, GA, Burlington, VT and Knoxville, TN. These four properties are expected to generate annualized rental income over the life of their leases of $15.2 million. In connection with two of the four properties acquired during the 2021 fiscal year, we entered into one 17 year, fully-amortizing mortgage loan and one 15 year, fully-amortizing mortgage loan. In connection with the remaining two properties acquired during the 2021 fiscal year, we entered into commitments for two, 15 year, fully-amortizing mortgage loans, which have not yet closed. These four fully-amortizing loans have a weighted average term of 15.7 years. The principal amount of the four mortgage loans originally totaled $161.8 million with fixed interest rates ranging from 2.50% to 3.25%, resulting in a weighted average fixed interest rate of 2.89%.

Subsequent to fiscal yearend, on October 27, 2021, we purchased a newly constructed 291,000 square foot industrial building, situated on 46.0 acres, located in the Birmingham, AL MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through July 2036. The purchase price was $30.2 million. We obtained a mortgage loan commitment for a 15 year, fully-amortizing mortgage loan of $19.3 million at a fixed interest rate of 2.40% which has not yet closed. Annual rental revenue over the remaining term of the lease averages $1.7 million.

In addition to the $30.2 million property purchased subsequent to our fiscal yearend, as described above, we have entered into agreements to purchase three, new build-to-suit, industrial buildings that are currently being developed in Alabama, Georgia and Texas, totaling 1.1 million square feet. These future acquisitions have net-leased terms ranging from 10 to 15 years with a weighted average lease term of 12.6 years. The total purchase price for these three properties is $126.8 million. Two of these three properties, consisting of an aggregate of 563,000 square feet, or 52% of the total leasable area, are leased to FedEx Ground Package System, Inc. All three properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing all three of these transactions during fiscal 2022.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are nine parking expansion projects underway, which we expect to cost approximately $42.6 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at eight additional locations bringing the total recently completed and likely future parking lot expansion projects to 18 currently.

Due to the proliferation of ecommerce sales and last mile deliveries, it is important to take into account the large amounts of real estate utilized for trailer, van, and car parking at many of our properties in determining how our in-place rental rates compare to market rental rates for properties being used in a similar manner. Rents per square foot on properties that may be nearby, but have only limited acreage devoted to parking, are poor comparisons as they cannot accommodate the same tenant needs.

We may have additional acquisitions and expansions in fiscal 2022 and fiscal 2023, and the funds for these acquisitions may come from funds generated from operations, mortgages, draws on our unsecured line of credit facility, cash on hand, sale of marketable securities, other bank borrowings, proceeds from the DRIP and proceeds from private placements and public offerings of additional common or preferred stock or other securities. To the extent that funds or appropriate properties are not available, fewer acquisitions will be made.

We also invest in marketable securities of other REITs. We limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Our REIT securities portfolio provides us with diversification, income, and is a source of potential liquidity when needed. We normally hold REIT securities long-term and have the ability and intent to hold these securities to recovery. During fiscal 2021, our securities portfolio increased $34.7 million, mainly due to the increase in the net unrealized gain of $50.2 million. In addition, during fiscal 2021, our securities portfolio earned dividend income of $6.2 million. In general, we may borrow up to 50% of the value of the marketable securities, which was $143.5 million as of September 30, 2021. As of September 30, 2021, we did not have any borrowings under our margin line.

Cash flows provided by operating activities were $84.8 million, $98.9 million and $100.7 million for fiscal years ended September 30, 2021, 2020 and 2019, respectively. The decrease in cash flows provided from operating activities from fiscal 2020 to fiscal 2021 is primarily due to Non-recurring Strategic Alternatives & Proxy Costs of $35.9 million offset from an increase in cash from income generated from acquisitions of properties. The slight decrease in cash flows provided from operating activities from fiscal 2019 to fiscal 2020 is primarily due to a $4.0 million decrease in cash collected from tenant and other receivables due to the timing of billings and a $2.8 million increase in cash used for other assets and capitalized lease costs, mostly offset from an increase in cash from income generated from acquisitions of properties.

Cash flows used in investing activities were $237.8 million, $180.7 million and $213.6 million for fiscal years ended September 30, 2021, 2020 and 2019, respectively. The increase in Cash flows used in investing activities from fiscal 2021 as compared to 2020 was mainly due to an increase in Purchase of Real Estate & Intangible assets offset by proceeds from the Sale of Securities Available for Sale. The decrease in Cash flows used in investing activities from fiscal 2020 as compared to 2019 was mainly because we did not have any cash purchases of securities available for sale during fiscal 2020, partially offset by an increase in purchase of real estate.

Cash flows provided by financing activities were $178.1 million, $85.2 million and $123.7 million for fiscal years ended September 30, 2021, 2020 and 2019, respectively. Cash flows from financing activities increased in fiscal 2021 as compared to 2020 mainly due to an increase in Net Draws on Loans Payable of $195.0 million offset by a reduction of $46.4 million decrease in proceeds received from the Preferred Stock ATM program, $18.5 million decrease in proceeds received from the DRIP program, $9.9 million increase in common dividends paid, $7.2 million increase in preferred dividends paid and an increase of $15.9 million of principal payments in Fixed Rate Mortgage Notes Payable. Cash flows from financing activities decreased in fiscal 2020 as compared to 2019 mainly due to the proceeds received from a common stock offering of $132.3 million that was completed in fiscal 2019 and a $38.3 million reduction in dividend reinvestments, partially offset by a $71.6 million reduction on the amount of repayments made towards our loans payable and a $64.2 million increase in proceeds received from the Preferred Stock ATM program. In addition, we paid cash dividends (net of reinvestments), of $68.7 million, $58.8 million and $46.9 million for fiscal 2021, 2020 and 2019, respectively.

As of September 30, 2021, we had total assets of $2.2 billion and liabilities of $1.1 billion. Our total debt to total market capitalization as of September 30, 2021 and 2020 was 31% and 32%, respectively. Our net debt (net of cash and cash equivalents) to total market capitalization as of September 30, 2021 and 2020 was 30% and 31%, respectively. Our net debt, less securities (net of cash and cash equivalents and net of securities) to total market capitalization as of September 30, 2021 and 2020 was 26% and 27%, respectively. As of September 30, 2021, the weighted average loan maturity of our Mortgage Notes Payable was 10.9 years. We believe that we have the ability to meet our obligations and to generate funds for new investments.

We have a DRIP, in which participants can purchase our stock at a price of approximately 95% of market value. Amounts received in connection with the DRIP, (including dividend reinvestments of $1.0 million, $7.6 million and $16.9 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively) were $1.4 million, $26.4 million and $74.0 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. In January 2021, when our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value, the Board also determined to temporarily suspend our DRIP program during this process. Because the exploration of strategic alternative process is still ongoing, the DRIP program remains suspended.

During fiscal 2021, we paid total distributions to holders of our common stock of $69.8 million, or $0.71 per common share. Of the dividends paid, $1.0 million was reinvested pursuant to the terms of the DRIP. On October 1, 2021, our Board of Directors approved a cash dividend of $0.18 per share, to be paid on December 15, 2021, to common shareholders of record at the close of business on November 15, 2021, which represents an annualized common dividend rate of $0.72 per share. We intend to pay these distributions from cash flows from operations.

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

During fiscal 2021, we paid $33.0 million in preferred stock dividends and accrued $396,000 of preferred stock dividends.

On November 25, 2020, we entered into a Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) with B. Riley FBR., or B. Riley, providing for the offer and sale from time to time of up to $150.0 million of our 6.125% Series C Preferred Stock, which replaced a previous Preferred Stock ATM Program entered into on December 4, 2019 (which itself had replaced an earlier Preferred Stock ATM Program).

Sales of shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through the first of these programs on July 3, 2017. Since inception through September 30, 2021, we sold 13.6 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.91 per share, and generated net proceeds, after offering expenses, of $332.4 million, of which 3.1 million shares were sold during the 2021 fiscal year at a weighted average price of $24.88 per share, generating net proceeds after offering expenses of $76.0 million. No shares were sold pursuant to the Preferred Stock ATM Program since December 31, 2020. Our Preferred Stock ATM Program has since expired.

We are required to pay cumulative dividends on our 6.125% Series C Preferred Stock in the amount of $1.53125 per share per year, which is equivalent to 6.125% of the $25.00 liquidation value per share. As of September 30, 2021, we have a total of 22.0 million shares of 6.125% Series C Preferred Stock outstanding, representing an aggregate liquidation preference of $549.6 million.

During fiscal 2020, the Company entered in a Common Stock ATM Program. To date, we have not raised any equity though our Common Stock ATM Program and it has since expired.

During the year ended September 30, 2021, stock options to purchase 189,000 shares were exercised at a weighted average exercise price of $12.57 per share for total proceeds of $2.4 million.

On an ongoing basis, we fund capital expenditures, primarily to maintain our properties. These expenditures may also include expansions as requested by tenants, or various tenant improvements on properties which are re-tenanted. The amounts of these expenditures can vary from year to year depending on the age of the properties, tenant negotiations, market conditions and lease turnover. Our 122 properties, totaling 24.9 million square feet, have a weighted average building age, based on the square footage of our buildings, of 10.2 years.

During the three fiscal years ended September 30, 2021, 2020 and 2019, we completed a total of three property expansions, consisting of one building expansion and two parking lot expansions. The building expansion resulted in 155,000 additional square feet. Total costs for all three property expansions were $12.9 million and resulted in total increased annual rent of $1.2 million. One of these completed expansions resulted in new ten-year lease extensions and one resulted in a new fifteen-year lease extension. The weighted average lease extension for these three property expansions is 12.7 years.

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (Nareit), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets, certain non-cash items such as real estate asset depreciation and amortization, plus our portion of these items related to our consolidated investment that we have a non-controlling interest in. Included in the Nareit FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of Nareit FFO to make an election to include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude unrealized gains and losses from our investments in marketable equity securities from our FFO calculation. Nareit created FFO as a non-GAAP supplemental measure of REIT operating performance. Our calculation of Adjusted Funds From Operations (AFFO) differs from Nareit’s definition of FFO because we exclude certain items that we view as nonrecurring or impacting comparability from period to period. We define AFFO as FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, realized gain on sale of securities transactions, lease termination income, non-recurring strategic alternatives & proxy costs, non-recurring severance expense, effect of non-cash U.S. GAAP straight-line rent adjustments and subtracting recurring capital expenditures, plus our portion of these items related to our consolidated investment that we had a non-controlling interest in. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and AFFO and, accordingly, our FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of U.S. GAAP Net Income (Loss) Attributable to Common Shareholders to FFO and AFFO for the fiscal years ended September 30th (in thousands):

	2021	2020	2019
Net Income (Loss) Attributable to Common Shareholders	$44,764	$(48,617)	$11,026
Less/Plus: Unrealized Holding (Gains) Losses Arising During the Periods	(50,239)	77,380	24,680
Plus: Depreciation Expense (Excluding Corporate Office)	51,223	46,385	42,472
Plus: Amortization of Intangible Assets	2,339	2,137	1,986
Plus: Amortization of Capitalized Lease Costs	1,256	1,124	972
Less: Realized Gain on Sale of Real Estate Investment (1)	(3,252)	-0-	-0-
FFO Attributable to Common Shareholders (2)	46,091	78,409	81,136
Plus: Depreciation of Corporate Office Capitalized Costs	230	234	502
Plus: Stock Compensation Expense	287	452	784
Plus: Amortization of Financing Costs	1,365	1,410	1,250
Plus: Non-recurring Strategic Alternatives & Proxy Costs	35,920	-0-	-0-
Plus: Non-recurring Severance Expense	-0-	786	-0-
Less: Realized Gain on Sale of Securities Transactions	(2,248)	-0-	-0-
Less: Lease Termination Income	(377)	-0-	-0-
Less: Effect of non-cash U.S. GAAP Straight-line Rent Adjustment	(3,010)	(1,940)	(1,931)
Less: Recurring Capital Expenditures	(1,289)	(2,453)	(2,114)
AFFO Attributable to Common Shareholders	$76,969	$76,898	$79,627

(1)	Fiscal 2021 Realized Gain on Sale of Real Estate Investment represents our portion of the net realized gain from the sale of our property that we owned a 51% interest in.
(2)	FFO Attributable to Common Shareholders for the twelve months ended September 30, 2021 includes Non-recurring Strategic Alternatives & Proxy Costs of $35.9 million. FFO Attributable to Common Shareholders for the twelve months ended September 30, 2021 excluding these Non-recurring Strategic Alternatives & Proxy Costs is $82.0 million.

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

As of September 30, 2021, $839.6 million of our long-term debt bears a fixed weighted average interest rate of 3.86%. Therefore, changes in market interest rates affect the fair value of these instruments. As of September 30, 2021, our variable rate debt consists of $75.0 million outstanding on our Term Loan and $175.0 million drawn down under our $225.0 million Revolver. To reduce floating interest rate exposure under our Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.53%. If market rates of interest on our variable rate debt increased or decreased by 1%, then the annual increase or decrease in interest costs on our variable rate debt would be $2.5 million and the increase or decrease in the fair value of our fixed rate debt as of September 30, 2021 would be $37.7 million.

The following table sets forth information as of September 30, 2021, concerning our long-term debt obligations, including principal payments by scheduled maturity, weighted average interest rates and estimated fair value (in thousands):

	Mortgage Notes Payable			Loans Payable
		Weighted			Weighted
Fiscal Year		Average			Average
Ending September 30,	Carrying Value	Interest Rate	Fair Value	Carrying Value	Interest Rate	Fair Value

2022	$16,170	5.11%		$-0-
2023	1,104	3.95%		-0-
2024	24,232	3.92%		175,000	1.53%
2025	17,264	5.26%		75,000	2.92%
2026	7,757	3.94%		-0-
Thereafter	773,095	3.80%		-0-
Total	$839,622	3.86%	$885,893	$250,000	1.95%	$252,230

The $250.0 million Loans Payable in the table above represents our $75.0 million outstanding on our Term Loan and $175.0 drawn down under our Revolver. On November 15, 2019, we entered into a New Facility consisting of a $225.0 million Revolver and a $75.0 million Term Loan, resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.53%. As of the fiscal yearend and currently, we have $175.0 million drawn down under our Revolver, resulting in $50.0 million being currently available. Including the accordion feature, we have up to $150.0 million potentially available under the Revolver. As of September 30, 2021, Loans Payable represented $75.0 million outstanding under our Term Loan which matures January 2025 and $175.0 million outstanding under our Revolver which matures January 2024. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%. The unrealized loss in fair value of the interest rate swap agreement amounted to $(2.2) million for the year ended September 30, 2021.

We also invest in marketable securities of other REITs and we are primarily exposed to market price risk from adverse changes in market rates and conditions. We limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. All securities are classified as available for sale and are carried at fair value. We also use margin loans from time to time for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. The margin loans are due on demand and are collateralized by our securities portfolio. In general, we may borrow up to 50% of the value of the marketable securities. At September 30, 2021 and 2020, there was no amount drawn down under the margin loan. The interest rate on the margin account is the bank’s margin rate is 0.75%. The value of the marketable securities was $143.5 million as of September 30, 2021, representing 5.6% of our undepreciated assets (which is our total assets excluding accumulated depreciation).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in Part IV, Item 15 (a) (1) are incorporated herein by reference and filed as part of this report.

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED (in thousands)

FISCAL 2021	12/31/20	3/31/21	6/30/21	9/30/21
Rental and Reimbursement Revenue	$43,583	$46,365	$45,993	$46,815
Total Expenses	22,159	25,620	32,040	49,300
Unrealized Holding Gains (Losses) Arising During the Periods	19,721	19,186	16,471	(5,139)
Other Income (Expense)	12,169	13,634	14,648	(13,286)
Net Income (Loss) Attributable to Shareholders	33,916	34,329	25,709	(15,771)
Net Income (Loss) Attributable to Shareholders per diluted share	$0.34	$0.35	$0.26	$(0.16)
Net Income (Loss) Attributable to Common Shareholders	25,746	25,913	17,292	(24,187)
Net Income (Loss) Attributable to Common Shareholders per diluted share	$0.26	$0.26	$0.17	$(0.25)

FISCAL 2020	12/31/19	3/31/20	6/30/20	9/30/20
Rental and Reimbursement Revenue	$41,700	$41,707	$41,775	$42,635
Total Expenses	22,428	21,264	21,459	21,529
Unrealized Holding Gains (Losses) Arising During the Periods	(3,635)	(83,075)	19,610	(10,280)
Other Income (Expense)	(9,606)	(88,721)	12,979	(17,963)
Net Income (Loss) Attributable to Shareholders	9,625	(68,314)	33,458	3,088
Net Income (Loss) Attributable to Shareholders per diluted share	$0.10	$(0.70)	$0.34	$0.03
Net Income (Loss) Attributable to Common Shareholders	3,528	(75,078)	26,850	(3,917)
Net Income (Loss) Attributable to Common Shareholders per diluted share	$0.04	$(0.77)	$0.27	$(0.04)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or any disagreements with, our independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended September 30, 2021 and 2020.

ITEM 9A- CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed our internal control over financial reporting as of September 30, 2021. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Monmouth Real Estate Investment Corporation

Opinion on Internal Control over Financial Reporting

We have audited Monmouth Real Estate Investment Corporation’s (the “Company”) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2021, and our report dated November 12, 2021, expressed an unqualified opinion thereon.

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

November 12, 2021

New York, New York

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting during our fourth fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption “Information about our Executive Officers” in Part I hereof, in accordance with General Instruction G(3) to Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive proxy statement for the Company’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A, in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 15 - EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

			PAGE(S)

(a)	(1)	The following Financial Statements are filed as part of this report:

	(i)	Report of Independent Registered Public Accounting Firm	63

	(ii)	Consolidated Balance Sheets as of September 30, 2021 and 2020	64-65

	(iii)	Consolidated Statements of Income (Loss) for the years ended September 30, 2021, 2020 and 2019	66-67

	(iv)	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2021, 2020 and 2019	68

	(v)	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2021, 2020 and 2019	69-70

	(vi)	Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019	71

	(vii)	Notes to the Consolidated Financial Statements	72-106

(a)	(2)	The following Financial Statement Schedule is filed as part of this report:

	(i)	Schedule III - Real Estate and Accumulated Depreciation as of September 30, 2021	107-120

All other schedules are omitted because they are not required, are not applicable, or the required information is set forth in the Consolidated Financial Statements or Notes hereto.

ITEM 15 - EXHIBIT AND FINANCIAL STATEMENT SCHEDULES (CONT’D)

(a)(3)	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

2.1	Agreement and Plan of Merger Among Industrial Logistics Properties Trust, Maple Delaware Merger Sub LLC and Monmouth Real Estate Investment Corporation dated as of November 5, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated November 5, 2021, filed by the Registrant with the Securities and Exchange Commission on November 8, 2021, Registration No. 001-33177).

2.2

Agreement and Plan of Merger Among Equity Commonwealth, EQC Maple Industrial, LLC and Monmouth Real Estate Investment Corporation dated as of May 4, 2021, as amended and restated as of August 15, 2021 (incorporated by reference to Annex A to the Amendment dated August 18, 2021 to the Joint Proxy Statement /Prospectus dated July 23, 2021, filed by the Registrant with the Securities and Exchange Commission on August 18, 2021, Registration No. 001-33177).

2.3

Agreement and Plan of Merger Among Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation, and Route 9 Acquisition, Inc., dated as of March 26, 2007 (incorporated by reference to Annex A to the Proxy Statement filed by the Registrant with the Securities and Exchange Commission on June 8, 2007, Registration No. 001-33177).

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

Change in Control Severance Plan of Monmouth Real Estate Investment Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 14, 2021, Registration No. 001-33177)

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

61

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

10.21		Second Amendment to Credit Agreement by and among Monmouth Real Estate Investment Corporation, the subsidiary guarantors party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as sole lease arranger and sole book runner, and JPMorgan Chase Bank N.A. and Royal Bank of Canada, as co-syndication agents, dated as of March 22, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2018, Registration No. 001-33177).

10.22		Amended and Restated Credit Agreement, dated November 15, 2019, among Monmouth Real Estate Investment Corporation, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets Corp., JPMorgan Chase Bank, N.A. and Royal Bank of Canada, as joint lead arrangers and joint book runners, and JPMorgan Chase Bank, N.A. and Royal Bank of Canada, as co-syndication agents. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 18, 2019, Registration No. 001-33177).

(21)	*	Subsidiaries of the Registrant

(23)	*	Consent of PKF O’Connor Davies, LLP.

(31.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	*	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	*	Certification of Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	++	iXBRL Instance Document
101.SCH	++	iXBRL Taxonomy Extension Schema Document
101.CAL	++	iXBRL Taxonomy Extension Calculation Document
101.LAB	++	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	iXBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	iXBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Denotes a management contract or compensatory plan or arrangement.
++	Pursuant to Rule 406T of Regulation S-T, this interactive date file is deemed not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Monmouth Real Estate Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monmouth Real Estate Investment Corporation (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and schedule listed in the Index at Item 15(a)(2)(i) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 12, 2021, expressed an unqualified opinion.

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

Acquisition of Real Estate Properties

As discussed in Note 3 to the consolidated financial statements, during fiscal 2021, the Company purchased four real estate properties for an aggregate purchase price of approximately $258.4 million. The Company determined that all four acquisitions are acquisitions of assets and that these property acquisitions do not meet the definition of a business. As a result, the total cash consideration for the four acquisitions were allocated to land, building and an intangible asset related to in-place leases on a relative fair value basis.

Auditing both (1) the determination that these acquisitions were asset acquisitions and (2) the relative fair value allocation of the cost of the property acquisitions to tangible and intangible assets involved a high degree of judgment, estimation and an increased extent of effort. The allocation of value to the components of properties acquired could have a material effect on the Company’s net income due to the differing depreciable and amortizable lives of each component and the classification of the related depreciation or amortization expense in the Company’s consolidated statements of income (loss).

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of management’s internal controls relating to acquisition accounting, including management’s review of third-party valuation reports, and their assessment of any intangible assets relating to in-place leases and above or below market leases. Among other audit procedures performed, (1) we evaluated the assets acquired to determine that they did not meet the definition of a business, and (2) we evaluated the appropriateness of the relative fair value allocation, including the key inputs and assumptions used by management. Our procedures included evaluating the reasonableness of the inputs and assumptions used by management and determining whether those inputs and assumptions were consistent with other evidence obtained in other areas of the audit and by considering the consistency with external market and industry data. Additionally, we recomputed the relative fair value allocation for each asset acquisition.

/s/ PKF O’Connor Davies, LLP

November 12, 2021

New York, New York

We have served as the Company’s auditor since 2008.

* * *

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30,

(in thousands except per share amounts)

	2021	2020
ASSETS

Real Estate Investments:
Land	$277,846	$250,497
Buildings and Improvements	2,025,844	1,793,367
Total Real Estate Investments	2,303,690	2,043,864
Accumulated Depreciation	(345,988)	(296,020)
Real Estate Investments	1,957,702	1,747,844

Cash and Cash Equivalents	48,618	23,517
Securities Available for Sale at Fair Value	143,505	108,832
Tenant and Other Receivables	5,083	5,431
Deferred Rent Receivable	15,679	12,856
Prepaid Expenses	8,502	7,554
Intangible Assets, net of Accumulated Amortization of $19,669 and $17,330, respectively	20,959	16,832
Capitalized Lease Costs, net of Accumulated Amortization of $4,435 and $4,286, respectively	5,719	5,631
Financing Costs, net of Accumulated Amortization of $745 and $356, respectively	991	1,380
Other Assets	9,125	9,906

TOTAL ASSETS	$2,215,883	$1,939,783

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONT’D)

AS OF SEPTEMBER 30,

(in thousands except per share amounts)

	2021	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$832,184	$799,507
Loans Payable	250,000	75,000
Accounts Payable and Accrued Expenses	8,231	3,998
Other Liabilities	30,734	23,673
Total Liabilities	1,121,149	902,178

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 26,600 and 21,900 Shares Authorized as of September 30, 2021 and 2020, respectively; 21,986 and 18,880 Shares Issued and Outstanding As of September 30, 2021 and 2020, respectively	549,640	471,994
Common Stock, $0.01 Par Value Per Share: 300,000 and 200,000 Shares Authorized as of September 30, 2021 and 2020, respectively; 98,333 and 98,054 Shares Issued and Outstanding as of September 30, 2021 and 2020, respectively	983	981
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of September 30, 2021 and 2020; No Shares Issued or Outstanding as of September 30, 2021 and 2020	0	0
Additional Paid-In Capital	546,341	568,998
Accumulated Other Comprehensive Loss	(2,230)	(4,368)
Undistributed Income	0	0
Total Shareholders’ Equity	1,094,734	1,037,605

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2,215,883	$1,939,783

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)

	2021	2020	2019
INCOME:

Rental Revenue	$155,044	$141,583	$132,524
Reimbursement Revenue	27,712	26,234	22,297
Lease Termination Income	377	0	0
TOTAL INCOME	183,133	167,817	154,821

EXPENSES:
Real Estate Taxes	21,798	20,193	17,010
Operating Expenses	6,984	6,919	6,464
General and Administrative Expenses	9,353	8,932	9,081
Non-recurring Strategic Alternatives & Proxy Costs	35,920	0	0
Non-recurring Severance Expense	0	786	0
Depreciation	51,478	46,670	43,020
Amortization of Capitalized Lease Costs and Intangible Assets	3,586	3,180	2,870
TOTAL EXPENSES	129,119	86,680	78,445

OTHER INCOME (EXPENSE):
Dividend Income	6,182	10,445	15,168
Realized Gain on Sale of Real Estate Investment	6,376	0	0
Realized Gain on Sale of Securities Transactions	2,248	0	0
Unrealized Holding Gains (Losses) Arising During the Periods	50,239	(77,380)	(24,680)
Interest Expense, including Amortization of Financing Costs	(37,880)	(36,376)	(36,912)
TOTAL OTHER INCOME (EXPENSE)	27,165	(103,311)	(46,424)

NET INCOME (LOSS)	81,179	(22,174)	29,952
Less: Net Income (Loss) Attributable to Non-Controlling Interest	2,996	(31)	152

NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS	78,183	(22,143)	29,800

Less: Preferred Dividends	33,419	26,474	18,774

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$44,764	$(48,617)	$11,026

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30,

	2021	2020	2019
BASIC INCOME – PER SHARE
Net Income (Loss)	$0.83	$(0.23)	$0.32
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(0.03)	0	0
Net Income (Loss) Attributable to Shareholders	$0.80	$(0.23)	$0.32
Less: Preferred Dividends	(0.34)	(0.27)	(0.20)
Net Income (Loss) Attributable to Common Shareholders – Basic	$0.46	$(0.50)	$0.12

DILUTED INCOME – PER SHARE
Net Income (Loss)	$0.82	$(0.23)	$0.32
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(0.03)	0	0
Net Income (Loss) Attributable to Shareholders	$0.79	$(0.23)	$0.32
Less: Preferred Dividends	(0.34)	(0.27)	(0.20)
Net Income (Loss) Attributable to Common Shareholders – Diluted	$0.45	$(0.50)	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)
Basic	98,253	98,082	93,387
Diluted	98,443	98,164	93,485

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)

	2021	2020	2019

Net Income (Loss)	$81,179	$(22,174)	$29,952
Other Comprehensive Income:
Change in Fair Value of Interest Rate Swap Agreement	2,138	(4,368)	0
Total Comprehensive Income (Loss)	83,317	(26,542)	29,952
Less: Net Income (Loss) Attributable to Non-Controlling Interest	(2,996)	31	(152)
Comprehensive Income (Loss) Attributable to Shareholders	80,321	(26,511)	29,800
Less: Preferred Dividends	33,419	26,474	18,774
Comprehensive Income (Loss) Attributable to Common Shareholders	$46,902	$(52,985)	$11,026

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

(in thousands except per share amounts)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital
Balance September 30, 2018	$815	$287,200	$534,635
Impact of Adoption of Accounting Standards Update 2016-01	0	0	0
Shares Issued in Connection with the DRIP (1)	56	0	73,909
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	92	0	132,246
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	60,478	(2,279)
Shares Issued Through the Exercise of Stock Options	1	0	566
Stock Compensation Expense	0	0	784
Distributions To Common Shareholders ($0.68 per share)	0	0	(77,460)
Net Income Attributable to Shareholders	0	0	0
Preferred Dividends ($1.53125 per share)	0	0	0
Balance September 30, 2019	964	347,678	662,401
Shares Issued in Connection with the DRIP (1)	20	0	26,391
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	124,316	(1,934)
Shares Repurchased through the Common Stock Repurchase Plan	(4)	0	(4,272)
Shares Issued Through the Exercise of Stock Options	1	0	1,015
Stock Compensation Expense	0	0	452
Distributions To Common Shareholders ($0.68 per share)	0	0	(115,055)
Net Income (Loss) Attributable to Shareholders	0	0	0
Preferred Dividends ($1.53125 per share)	0	0	0
Change in Fair Value of Interest Rate Swap Agreement	0	0	0
Balance September 30, 2020	981	471,994	568,998
Shares Issued in Connection with the DRIP (1)	1	0	1,360
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	77,646	(1,688)
Shares Issued Through the Exercise of Stock Options	1	0	2,374
Stock Compensation Expense	0	0	287
Distributions To Common Shareholders ($0.71 per share)	0	0	(24,990)
Net Income Attributable to Shareholders	0	0	0
Preferred Dividends ($1.53125 per share)	0	0	0
Change in Fair Value of Interest Rate Swap Agreement	0	0	0
Balance September 30, 2021	$983	$549,640	$546,341

(1) Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 AND 2019, CONT’D.

(in thousands except per share amounts)

	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2018	$0	$(24,744)	$797,906
Impact of Adoption of Accounting Standards Update 2016-01	(24,744)	24,744	0
Shares Issued in Connection with the DRIP (1)	0	0	73,965
Shares Issued in Connection with Underwritten Public Offering of Common Stock, net of offering costs	0	0	132,338
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	58,199
Shares Issued Through the Exercise of Stock Options	0	0	567
Stock Compensation Expense	0	0	784
Distributions To Common Shareholders ($0.68 per share)	13,718	0	(63,742)
Net Income Attributable to Shareholders	29,800	0	29,800
Preferred Dividends ($1.53125 per share)	(18,774)	0	(18,774)
Balance September 30, 2019	0	0	1,011,043
Shares Issued in Connection with the DRIP (1)	0	0	26,411
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	122,382
Shares Repurchased through the Common Stock Repurchase Plan	0	0	(4,276)
Shares Issued Through the Exercise of Stock Options	0	0	1,016
Stock Compensation Expense	0	0	452
Distributions To Common Shareholders ($0.68 per share)	48,617	0	(66,438)
Net Income (Loss) Attributable to Shareholders	(22,143)	0	(22,143)
Preferred Dividends ($1.53125 per share)	(26,474)	0	(26,474)
Change in Fair Value of Interest Rate Swap Agreement	0	(4,368)	(4,368)
Balance September 30, 2020	0	(4,368)	1,037,605
Shares Issued in Connection with the DRIP (1)	0	0	1,361
Shares Issued in Connection with At-The-Market Offerings of 6.125% Series C Preferred Stock, net of offering costs	0	0	75,958
Shares Issued Through the Exercise of Stock Options	0	0	2,375
Stock Compensation Expense	0	0	287
Distributions To Common Shareholders ($0.71 per share)	(44,764)	0	(69,754)
Net Income Attributable to Shareholders	78,183	0	78,183
Preferred Dividends ($1.53125 per share)	(33,419)	0	(33,419)
Change in Fair Value of Interest Rate Swap Agreement	0	2,138	2,138
Balance September 30, 2021	$0	$(2,230)	$1,094,734

(1) Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$81,179	$(22,174)	$29,952
Noncash Items Included in Net Income (Loss):
Depreciation & Amortization	56,448	51,263	47,142
Stock Compensation Expense	287	452	784
Deferred Straight Line Rent	(3,024)	(1,976)	(1,926)
Securities Available for Sale Received as Dividend Income	(1,012)	(1,213)	(874)
Unrealized Holding (Gains) Losses Arising During the Periods	(50,239)	77,380	24,680
Realized Gain on Sale of Securities Transactions	(2,248)	0	0
Realized Gain on Sale of Real Estate Investment	(6,376)	0	0
Changes in:
Tenant & Other Receivables	451	(3,993)	18
Prepaid Expenses	(948)	(840)	(524)
Other Assets & Capitalized Lease Costs	(733)	(2,052)	729
Accounts Payable, Accrued Expenses & Other Liabilities	11,023	2,014	767
NET CASH PROVIDED BY OPERATING ACTIVITIES	84,808	98,861	100,748

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(260,833)	(175,261)	(138,964)
Capital Improvements	(7,959)	(5,996)	(14,734)
Net Proceeds from Sale of Real Estate Investment	12,303	0	0
Return of Deposits on Real Estate	5,360	2,000	200
Deposits Paid on Acquisitions of Real Estate	(5,515)	(1,670)	(6,000)
Proceeds from the Sale of Securities Available for Sale	16,327	0	0
Proceeds from Securities Available for Sale Called for Redemption	2,500	251	0
Purchase of Securities Available for Sale	0	0	(54,136)
NET CASH USED IN INVESTING ACTIVITIES	(237,817)	(180,676)	(213,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Fixed Rate Mortgage Notes Payable	104,000	110,310	96,500
Principal Payments on Fixed Rate Mortgage Notes Payable	(71,749)	(55,855)	(63,350)
Net Draws (Repayments) from Loans Payable	175,000	(20,000)	(91,609)
Financing Costs Paid on Debt	(567)	(2,525)	(662)
Proceeds from Underwritten Public Offering of Common Stock, net of offering costs	0	0	132,338
Proceeds from At-The-Market Preferred Equity Program, net of offering costs	75,958	122,382	58,199
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	320	18,815	57,079
Net Distributions to Non-Controlling Interest	(5,491)	(32)	0
Shares repurchased through the Common Stock Repurchase Plan	0	(4,276)	0
Proceeds from the Exercise of Stock Options	2,375	1,016	567
Preferred Dividends Paid	(33,023)	(25,839)	(18,465)
Common Dividends Paid, net of Reinvestments	(68,713)	(58,843)	(46,856)
NET CASH PROVIDED BY FINANCING ACTIVITIES	178,110	85,153	123,741

Net Increase in Cash and Cash Equivalents	25,101	3,338	10,855
Cash and Cash Equivalents at Beginning of Year	23,517	20,179	9,324

CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,618	$23,517	$20,179

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and have been publicly owned since that time, making us one of the oldest public equity REITs in the world. As of September 30, 2021 and 2020, rental properties consisted of 122 and 119 property holdings, respectively. These properties are located in 32 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin. As of September 30, 2021, our weighted average lease maturity was 7.0 years and our annualized average base rent per occupied square foot was $6.61. Our weighted average lease expiration has been 7.0 years or greater for over seven consecutive years. Our overall occupancy rate has been 98.9% or above for over six consecutive years. As of September 30, 2021, the weighted average building age, based on the square footage of our buildings, was 10.2 years.

Our portfolio of modern, net-leased industrial properties continues to provide shareholders with reliable and predictable income streams. Our resilient occupancy rates and rent collection results highlight the mission-critical nature of our assets and underscore the essential need for our tenants’ operations. Furthermore, because our weighted average lease term is 7.0 years and our weighted average fixed rate mortgage debt maturity is 10.9 years, we expect our cash flow to remain resilient over long periods of time. Our overall occupancy rate has been over 99% throughout the COVID-19 Pandemic and is currently 99.7%. Our base rent collections remained strong, averaging 99.9% throughout the COVID-19 Pandemic and we expect future months to be consistent with this trend.

US industrial real estate market conditions are as strong as they have ever been with record high asking rents, a robust development pipeline, and an all-time high occupancy rate of 96%. Companies are leasing space at record levels to handle the large increase in ecommerce sales as well as the need for safety stock to counter supply chain disruptions. Construction costs are rising dramatically due to the long lead times for sourcing materials. The amount of new construction for US industrial real estate has been increasing for several years as more industrial space is needed to handle direct-to-consumer distribution. It is estimated that ecommerce sales require three times the amount of warehouse space relative to brick and mortar retail sales. These new buildings are often highly automated and have much larger truck courts and parking requirements. Because modern industrial buildings are built to handle both wholesale distribution as well as direct to consumer distribution, they are known as omni-channel facilities. The West coast ports are continuing to experience severe bottlenecks in processing imports and therefor, container traffic is being diverted towards the Gulf and East coast ports. The West coast ports are continuing to experience severe bottlenecks in processing imports and as a result much container traffic is being diverted towards the Gulf and East coast ports. Given our geographic footprint, this trend is a very favorable one for us.

As previously announced, on November 5, 2021, we entered into a definitive merger agreement with Industrial Logistics Properties Trust, a Maryland real estate investment trust (“ILPT”), under which, on the terms and subject to the conditions set forth in the merger agreement, ILPT will acquire us in an all-cash transaction, with our common stockholders receiving $21.00 in cash for each outstanding share of our common stock in connection with consummation of the transaction. ILPT’s acquisition of us is subject to obtaining the requisite approval of our common stockholders and the satisfaction of other customary closing conditions. Upon closing of the merger with ILPT, holders of our outstanding 6.125% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) will receive the amount of $25 per share plus any accrued and unpaid dividends. We plan to continue to pay our regular quarterly common stock dividend and our Series C Cumulative Redeemable Preferred Stock dividend for each full quarterly dividend period completed prior to the closing of the transaction. This transaction with ILPT represents the culmination of the publicly announced comprehensive strategic alternatives review processes conducted by our Board of Directors during 2021. Our Board re-initiated its strategic alternatives review process in September 2021 after a previous agreement for a merger that we entered into with another party, following a strategic alternatives review process earlier this year, did not receive the requisite approval of our stockholders.

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

Non-controlling interests

For real estate investments that the Company consolidates but does not own 100% interest, any resulting non-controlling interest, if considered material, is presented as a component of shareholders equity on its Consolidated Balance Sheet, and the portion of earnings or loss attributable to non-controlling interest is presented separately in the Consolidated Statements of Income (Loss). As a result of the sale of one of its majority owned real estate investments in fiscal 2021 (See Note 3), the Company has presented the non-controlling interest in its Statement of Income (Loss), however the presentation of non-controlling interest was considered immaterial to the Consolidated Balance Sheet and Consolidated Statements of Shareholder’s Equity.

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

Marketable Securities

Investments in securities available for sale primarily consist of marketable common and preferred stock securities of other REITs. We limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. The value of the marketable securities was $143.5 million as of September 30, 2021, representing 5.6% of our undepreciated assets. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of last fiscal year. This new rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income. The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. These marketable securities are all publicly-traded and purchased on the open market through private transactions or through dividend reinvestment plans. These securities may be classified among three categories: held-to-maturity, trading, and available-for-sale. We normally hold REIT securities on a long-term basis and have the ability and intent to hold securities to recovery. Therefore, as of September 30, 2021 and 2020, our securities are all classified as available-for-sale and are carried at fair value based upon quoted market prices in active markets. Gains or losses on the sale of securities are based on average cost and are accounted for on a trade date basis.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes became effective for our fiscal year beginning October 1, 2018. The most significant change for us, once ASU 2016-01 was adopted, was the accounting treatment for our investments in marketable securities that are classified as available-for-sale. The accounting treatment used for our Consolidated Financial Statements through fiscal 2018 was that our investments in marketable securities, classified as available for sale, were carried at fair value, with net unrealized holding gains and losses being excluded from earnings and reported as a separate component of Shareholders’ Equity until realized and the change in net unrealized holding gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, effective October 1, 2018, these marketable securities continue to be measured at fair value, however, the changes in net unrealized holding gains and losses are now recognized through net income on our Consolidated Statements of Income (Loss). On October 1, 2018, we recorded a $(24.7) million adjustment to beginning Undistributed Income (Loss). In addition, $50.2 million, $(77.4) million and $(24.7) million of the net unrealized holding gains (losses) have been reflected as Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income (Loss) for the fiscal years ended 2021, 2020 and 2019, respectively.

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

Intangible Assets, Capitalized Lease Costs and Financing Costs

Intangible assets, consisting primarily of the value of in-place leases, are amortized to expense over the remaining terms of the respective leases. Upon termination of a lease, the unamortized portion is charged to expense. The weighted average amortization period upon acquisition for intangible assets recorded during 2021, 2020 and 2019 was 17 years, 14 years and 12 years, respectively.

Costs incurred in connection with the execution of leases are capitalized and amortized over the term of the respective leases. Unamortized lease costs are charged to expense upon cancellation of leases prior to the expiration of lease terms. Costs incurred in connection with obtaining mortgages and other financings and re-financings are deferred and are amortized over the term of the related obligations using the effective interest method. Unamortized costs are charged to expense upon prepayment of the obligation. Amortization expense related to these deferred leasing and financing costs were $2.7 million, $2.6 million and $2.2 million for the years ended September 30, 2021, 2020 and 2019, respectively. We estimate that aggregate amortization expense for existing assets will be $2.5 million, $2.4 million, $1.8 million, $1.4 million and $1.4 million for the fiscal years 2022, 2023, 2024, 2025 and 2026, respectively.

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

The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying Term Loan. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 14 for information on the determination of fair value). The effective portion of the gain or loss on this hedge will be reported as a component of Accumulated Other Comprehensive Income (Loss) on our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. As of September 30, 2021, we have determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of this derivative of $2.2 million as of September 30, 2021 was recorded as a component of Accumulated Other Comprehensive Loss, with the corresponding liability included in Other Liabilities.

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

Effective October 1, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY, whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease, which was set to expire on November 30, 2021. We simultaneously entered into a 10.4 year lease agreement with United Parcel Service, Inc. (UPS) which became effective November 1, 2020. The lease agreement with UPS provides for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot, commenced, with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease, which expires March 31, 2031. This compares to the former U.S. GAAP straight-line rent of $574,000, representing $7.65 per square foot, and former cash rent of $8.19 per square foot, resulting in a decrease of $33,000, representing a 5.8% decrease on a U.S. GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provides for an additional 9.3 years of lease term versus the old lease with Cardinal Health. In addition, effective June 4, 2021, we completed a parking lot expansion at this location for a cost of approximately $835,000 resulting in an initial increase in annual rent effective on the date of completion of approximately $52,000 from approximately $510,000, or $6.80 per square foot, to approximately $562,000, or $7.50 per square foot. Furthermore, annual rent will continue to increase each year by 2.0% resulting in an annualized rent from June 4, 2021 through the remaining term of the lease of approximately $622,000, or $8.29 per square foot.

Only three of our 122 properties have leases that contain an early termination provision. These three properties contain 177,000 total rentable square feet, representing less than 1% of our total rentable square feet. Our leases with early termination provisions are our 36,000 square foot location in Urbandale (Des Moines), IA, our 39,000 square foot location in Rockford, IL, and our 102,000 square foot location in O’Fallon (St. Louis), MO. Each lease termination provision contains certain requirements that must be met in order to exercise each termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fees that would be payable to us from the three tenants with leases that have a termination provision amounts to $1.5 million.

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

In addition, common stock equivalents of 190,000, 82,000 and 98,000 shares are included in the diluted weighted average shares outstanding for fiscal years 2021, 2020 and 2019, respectively. As of September 30, 2021, 2020 and 2019, options to purchase 65,000, 315,000 and 305,000 shares, respectively, were antidilutive.

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $287,000, $452,000 and $784,000 have been recognized in 2021, 2020 and 2019, respectively. Included in Note 9 to these consolidated financial statements are the assumptions and methodology used to calculate the fair value of stock options and restricted shares.

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

We follow the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on our evaluation, we determined that we have no uncertain tax positions and no unrecognized tax benefits as of September 30, 2021. We record interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2021, the fiscal tax years 2018 through and including 2021 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) attributable to shareholders and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in the fair value of an interest rate swap derivative. Prior to our adoption of Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” on October 1, 2018, other comprehensive income consisted of unrealized holding gains or losses arising during the period on securities available for sale, less any reclassification adjustments for net gains of sales of securities transactions realized in income. Once we adopted ASU 2016-01, the changes in net unrealized holding gains and losses were no longer recognized through other comprehensive income and instead these changes are now recognized through net income on our Consolidated Statements of Income (Loss).

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

NOTE 2 – REAL ESTATE INVESTMENTS

The following is a summary of the cost and accumulated depreciation of our land, buildings and improvements at September 30, 2021 and 2020 (in thousands):

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2021	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748	$5,914	$1,714	$4,948
Mobile	Industrial	2,480	30,572	2,548	30,504
Arizona:
Tolleson (Phoenix)	Industrial	1,316	15,508	7,674	9,150
Colorado:
Colorado Springs	Industrial	2,150	27,170	3,744	25,576
Denver	Industrial	1,150	5,224	2,108	4,266
Connecticut:
Newington (Hartford)	Industrial	410	3,116	1,635	1,891
Florida:
Cocoa	Industrial	1,881	12,246	3,725	10,402
Davenport (Orlando)	Industrial	7,060	31,027	4,094	33,993
Daytona Beach	Industrial	3,120	27,754	2,454	28,420
Ft. Myers	Industrial	2,486	19,198	2,312	19,372
Homestead (Miami)	Industrial	4,427	33,485	3,656	34,256
Jacksonville (FDX)	Industrial	1,165	5,419	3,159	3,425
Jacksonville (FDX Ground)	Industrial	6,000	24,926	4,305	26,621
Lakeland	Industrial	261	1,782	724	1,319
Orlando	Industrial	2,200	6,610	2,405	6,405
Punta Gorda	Industrial	0	4,134	1,398	2,736
Tampa (FDX Ground)	Industrial	5,000	14,745	6,059	13,686
Tampa (FDX)	Industrial	2,830	5,518	2,004	6,344
Tampa (Tampa Bay Grand Prix)	Industrial	1,867	3,811	1,448	4,230
Georgia:
Augusta (FDX Ground)	Industrial	614	4,749	1,878	3,485
Augusta (FDX)	Industrial	380	1,613	602	1,391
Braselton (Atlanta)	Industrial	13,965	46,273	3,659	56,579
Griffin (Atlanta)	Industrial	760	14,322	5,716	9,366
Locust Grove (Atlanta)	Industrial	9,667	83,569	1,607	91,629

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2021 (cont’d)	Type	Land	Improvements	Depreciation	Value
Savannah (Shaw)	Industrial	$4,405	$51,621	$4,853	$51,173
Savannah (FDX Ground)	Industrial	3,441	24,091	1,750	25,782
Illinois:
Burr Ridge (Chicago)	Industrial	270	1,615	869	1,016
Elgin (Chicago)	Industrial	1,280	5,902	2,984	4,198
Granite City (St. Louis, MO)	Industrial	340	12,418	6,252	6,506
Montgomery (Chicago)	Industrial	2,000	9,303	3,484	7,819
Rockford (Collins Aerospace Systems)	Industrial	480	4,620	829	4,271
Rockford (Sherwin-Williams Co.)	Industrial	1,100	4,451	1,206	4,345
Sauget (St. Louis, MO)	Industrial	1,890	15,519	2,391	15,018
Schaumburg (Chicago)	Industrial	1,040	4,407	2,671	2,776
Wheeling (Chicago)	Industrial	5,112	14,513	5,600	14,025
Indiana:
Greenwood (Indianapolis) (ULTA)	Industrial	2,250	35,524	5,828	31,946
Greenwood (Indianapolis) (Amazon)	Industrial	4,839	74,525	3,822	75,542
Indianapolis (FDX Ground)	Industrial	3,746	21,758	4,009	21,495
Lafayette	Industrial	2,802	22,277	1,238	23,841
Iowa:
Urbandale (Des Moines)	Industrial	310	2,234	1,459	1,085
Kansas:
Edwardsville (Kansas City) (Carlstar Group)	Industrial	1,185	6,098	3,014	4,269
Edwardsville (Kansas City) (International Paper)	Industrial	2,750	15,544	3,245	15,049
Olathe (Kansas City)	Industrial	3,616	31,831	3,960	31,487
Topeka	Industrial	0	3,680	1,179	2,501
Kentucky:
Buckner (Louisville)	Industrial	2,280	24,528	5,039	21,769
Frankfort (Lexington)	Industrial	1,850	26,150	4,582	23,418
Louisville	Industrial	1,590	9,714	1,328	9,976
Louisiana:
Covington (New Orleans)	Industrial	2,720	15,706	2,352	16,074
Maryland:
Beltsville (Washington, DC)	Industrial	3,200	11,521	5,045	9,676
Michigan:
Walker (Grand Rapids)	Industrial	4,034	27,621	3,187	28,468
Livonia (Detroit)	Industrial	320	13,568	3,127	10,761
Orion	Industrial	4,650	18,506	5,902	17,254
Romulus (Detroit)	Industrial	531	4,418	2,477	2,472
Minnesota:
Stewartville (Rochester)	Industrial	900	4,332	888	4,344
Mississippi:
Olive Branch (Memphis, TN) (Anda Pharmaceuticals, Inc.)	Industrial	800	13,750	3,261	11,289
Olive Branch (Memphis, TN) (Milwaukee Tool)	Industrial	2,550	34,365	6,697	30,218
Richland (Jackson)	Industrial	211	1,690	1,200	701
Ridgeland (Jackson)	Industrial	218	2,738	1,585	1,371
Missouri:
Kansas City	Industrial	1,000	9,003	1,670	8,333
Liberty (Kansas City)	Industrial	724	7,075	4,128	3,671
O’Fallon (St. Louis)	Industrial	264	3,986	2,735	1,515
St. Joseph	Industrial	800	12,705	6,518	6,987
Nebraska:
Omaha	Industrial	1,170	4,794	2,734	3,230
New Jersey:
Somerset	Shopping Center	35	3,104	1,873	1,266
Trenton	Industrial	8,336	75,652	5,819	78,169

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2021 (cont’d)	Type	Land	Improvements	Depreciation	Value
New York:
Cheektowaga (Buffalo)	Industrial	$4,797	$6,164	$2,330	$8,631
Halfmoon (Albany)	Industrial	1,190	5,551	1,134	5,607
Hamburg (Buffalo)	Industrial	1,700	33,440	4,313	30,827
North Carolina:
Concord I (Charlotte)	Industrial	4,305	28,749	4,847	28,207
Concord II (Charlotte)	Industrial	4,307	35,736	3,818	36,225
Fayetteville	Industrial	172	5,286	3,532	1,926
Whitsett (Greensboro)	Industrial	2,735	43,976	1,503	45,208
Winston-Salem	Industrial	980	6,447	3,239	4,188
Ohio:
Bedford Heights (Cleveland)	Industrial	990	6,314	2,530	4,774
Cincinnati	Industrial	800	5,950	928	5,822
Lancaster (Columbus)	Industrial	959	16,599	638	16,920
Kenton	Industrial	855	17,876	1,970	16,761
Lebanon (Cincinnati)	Industrial	240	4,315	1,069	3,486
Monroe (Cincinnati)	Industrial	1,800	19,777	2,452	19,125
Plain City (Columbus)	Industrial	6,554	65,187	1,254	70,487
Richfield (Cleveland)	Industrial	2,677	13,960	4,156	12,481
Stow	Industrial	1,430	17,504	1,795	17,139
Streetsboro (Cleveland)	Industrial	1,760	17,840	4,346	15,254
West Chester Twp. (Cincinnati)	Industrial	695	5,039	2,842	2,892
Oklahoma:
Oklahoma City (FDX Ground)	Industrial	1,410	11,215	2,479	10,146
Oklahoma City (Bunzl)	Industrial	845	7,883	859	7,869
Oklahoma City (Amazon)	Industrial	1,618	28,260	2,778	27,100
Oklahoma City (Amazon II)	Industrial	1,378	13,584	363	14,599
Tulsa	Industrial	790	2,958	631	3,117
Pennsylvania:
Altoona	Industrial	1,200	7,823	1,595	7,428
Imperial (Pittsburgh)	Industrial	3,700	16,290	2,331	17,659
Monaca (Pittsburgh)	Industrial	402	7,562	3,730	4,234
South Carolina:
Aiken (Augusta, GA)	Industrial	1,362	19,678	2,144	18,896
Charleston (FDX)	Industrial	4,639	16,900	1,703	19,836
Charleston (FDX Ground)	Industrial	7,103	39,473	3,205	43,371
Ft. Mill (Charlotte, NC)	Industrial	1,747	15,317	3,826	13,238
Hanahan (Charleston) (SAIC)	Industrial	1,129	13,334	5,791	8,672
Hanahan (Charleston) (Amazon)	Industrial	930	8,376	2,852	6,454
Tennessee:
Chattanooga	Industrial	300	5,069	1,827	3,542
Kodak (Knoxville)	Industrial	2,918	30,972	66	33,824
Lebanon (Nashville)	Industrial	2,230	11,985	3,073	11,142
Memphis	Industrial	1,235	14,858	4,278	11,815
Shelby County	Vacant Land	11	0	0	11
Texas:
Carrollton (Dallas)	Industrial	1,500	16,997	4,908	13,589
Corpus Christi	Industrial	0	4,808	1,176	3,632
Edinburg	Industrial	1,000	11,039	2,324	9,715
El Paso	Industrial	3,225	9,206	2,780	9,651
Ft. Worth (Dallas)	Industrial	8,200	27,448	4,358	31,290
Houston	Industrial	1,661	6,560	2,019	6,202
Lindale (Tyler)	Industrial	948	11,355	1,699	10,604
Mesquite (Dallas)	Industrial	6,248	43,632	4,755	45,125
Spring (Houston)	Industrial	1,890	17,439	3,432	15,897
Waco	Industrial	1,350	11,201	2,363	10,188
Utah:
Ogden (Salt Lake City)	Industrial	1,287	11,380	389	12,278

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2021 (cont’d)	Type	Land	Improvements	Depreciation	Value
Vermont:
Burlington	Industrial	$7,729	$46,096	$197	$53,628
Virginia:
Charlottesville	Industrial	1,170	3,292	1,905	2,557
Mechanicsville (Richmond)	Industrial	1,160	6,676	3,560	4,276
Richmond	Industrial	446	4,651	1,937	3,160
Roanoke (CHEP USA)	Industrial	1,853	5,619	2,286	5,186
Roanoke (FDX Ground)	Industrial	1,740	8,460	1,799	8,401
Washington:
Burlington (Seattle/Everett)	Industrial	8,000	22,371	3,154	27,217
Wisconsin:
Cudahy (Milwaukee)	Industrial	980	8,835	4,075	5,740
Green Bay	Industrial	590	5,990	1,227	5,353
Total as of September 30, 2021		$277,846	$2,025,844	$345,988	$1,957,702

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2020	Type	Land	Improvements	Depreciation	Value
Alabama:
Huntsville	Industrial	$748	$5,914	$1,562	$5,100
Mobile	Industrial	2,480	30,572	1,763	31,289
Arizona:
Tolleson (Phoenix)	Industrial	1,316	15,508	7,167	9,657
Colorado:
Colorado Springs	Industrial	2,150	27,170	3,027	26,293
Denver	Industrial	1,150	5,224	1,973	4,401
Connecticut:
Newington (Hartford)	Industrial	410	3,097	1,553	1,954
Florida:
Cocoa	Industrial	1,881	12,246	3,403	10,724
Davenport (Orlando)	Industrial	7,060	31,025	3,286	34,799
Daytona Beach	Industrial	3,120	27,161	1,730	28,551
Ft. Myers	Industrial	2,486	19,198	1,821	19,863
Homestead (Miami)	Industrial	4,427	33,485	2,795	35,117
Jacksonville (FDX)	Industrial	1,165	5,419	2,979	3,605
Jacksonville (FDX Ground)	Industrial	6,000	24,926	3,633	27,293
Lakeland	Industrial	261	1,782	676	1,367
Orlando	Industrial	2,200	6,610	2,212	6,598
Punta Gorda	Industrial	0	4,134	1,286	2,848
Tampa (FDX Ground)	Industrial	5,000	14,745	5,680	14,065
Tampa (FDX)	Industrial	2,830	5,071	1,824	6,077
Tampa (Tampa Bay Grand Prix)	Industrial	1,867	3,811	1,347	4,331
Georgia:
Augusta (FDX Ground)	Industrial	614	4,749	1,756	3,607
Augusta (FDX)	Industrial	380	1,604	558	1,426
Braselton (Atlanta)	Industrial	13,965	46,262	2,471	57,756
Griffin (Atlanta)	Industrial	760	14,322	5,338	9,744
Savannah (Shaw)	Industrial	4,405	51,621	3,530	52,496
Savannah (FDX Ground)	Industrial	3,441	24,091	1,133	26,399
Illinois:
Burr Ridge (Chicago)	Industrial	270	1,437	822	885
Elgin (Chicago)	Industrial	1,280	5,902	2,791	4,391
Granite City (St. Louis, MO)	Industrial	340	12,358	5,895	6,803
Montgomery (Chicago)	Industrial	2,000	9,303	3,245	8,058
Rockford (Collins Aerospace Systems)	Industrial	480	4,620	711	4,389
Rockford (Sherwin-Williams Co.)	Industrial	1,100	4,451	1,091	4,460
Sauget (St. Louis, MO)	Industrial	1,890	13,315	2,050	13,155
Schaumburg (Chicago)	Industrial	1,040	4,407	2,534	2,913

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2020 (cont’d)	Type	Land	Improvements	Depreciation	Value
Wheeling (Chicago)	Industrial	$5,112	$13,881	$5,210	$13,783
Indiana:
Greenwood (Indianapolis) (ULTA)	Industrial	2,250	35,515	4,906	32,859
Greenwood (Indianapolis) (Amazon)	Industrial	4,839	74,525	1,911	77,453
Indianapolis (FDX Ground)	Industrial	3,746	21,758	3,420	22,084
Lafayette	Industrial	2,802	22,277	667	24,412
Iowa:
Urbandale (Des Moines)	Industrial	310	2,234	1,377	1,167
Kansas:
Edwardsville (Kansas City) (Carlstar Group)	Industrial	1,185	6,098	2,847	4,436
Edwardsville (Kansas City) (International Paper)	Industrial	2,750	15,544	2,831	15,463
Olathe (Kansas City)	Industrial	2,350	29,476	3,140	28,686
Topeka	Industrial	0	3,680	1,085	2,595
Kentucky:
Buckner (Louisville)	Industrial	2,280	24,528	4,397	22,411
Frankfort (Lexington)	Industrial	1,850	26,150	3,911	24,089
Louisvlle	Industrial	1,590	9,714	1,079	10,225
Louisiana:
Covington (New Orleans)	Industrial	2,720	15,706	1,947	16,479
Maryland:
Beltsville (Washington, DC)	Industrial	3,200	11,312	4,748	9,764
Michigan:
Walker (Grand Rapids)	Industrial	4,034	27,621	2,479	29,176
Livonia (Detroit)	Industrial	320	13,560	2,767	11,113
Orion	Industrial	4,650	18,291	5,430	17,511
Romulus (Detroit)	Industrial	531	4,418	2,329	2,620
Minnesota:
Stewartville (Rochester)	Industrial	900	4,324	777	4,447
Mississippi:
Olive Branch (Memphis, TN) (Anda Pharmaceuticals, Inc.)	Industrial	800	13,750	2,909	11,641
Olive Branch (Memphis, TN) (Milwaukee Tool)	Industrial	2,550	34,365	5,813	31,102
Richland (Jackson)	Industrial	211	1,690	1,129	772
Ridgeland (Jackson)	Industrial	218	2,519	1,465	1,272
Missouri:
Kansas City	Industrial	1,000	9,003	1,408	8,595
Liberty (Kansas City)	Industrial	724	7,075	3,904	3,895
O’Fallon (St. Louis)	Industrial	264	3,986	2,614	1,636
St. Joseph	Industrial	800	12,598	6,158	7,240
Nebraska:
Omaha	Industrial	1,170	4,794	2,609	3,355
New Jersey:
Carlstadt (New York, NY)	Industrial	1,194	4,103	1,229	4,068
Somerset	Shopping Center	34	3,105	1,779	1,360
Trenton	Industrial	8,336	75,652	3,880	80,108
New York:
Cheektowaga (Buffalo)	Industrial	4,797	6,164	2,170	8,791
Halfmoon (Albany)	Industrial	1,190	4,537	945	4,782
Hamburg (Buffalo)	Industrial	1,700	33,432	3,436	31,696
North Carolina:
Concord I (Charlotte)	Industrial	4,305	28,749	4,002	29,052
Concord II (Charlotte)	Industrial	4,307	35,736	2,902	37,141
Fayetteville	Industrial	172	5,283	3,397	2,058
Whitsett (Greensboro)	Industrial	2,735	43,976	376	46,335
Winston-Salem	Industrial	980	6,284	3,057	4,207

	Property		Buildings &	Accumulated	Net Book
SEPTEMBER 30, 2020 (cont’d)	Type	Land	Improvements	Depreciation	Value
Ohio:
Bedford Heights (Cleveland)	Industrial	$990	$6,314	$2,310	$4,994
Cincinnati	Industrial	800	5,950	776	5,974
Lancaster (Columbus)	Industrial	959	16,599	213	17,345
Kenton	Industrial	855	17,876	1,449	17,282
Lebanon (Cincinnati)	Industrial	240	4,315	933	3,622
Monroe (Cincinnati)	Industrial	1,800	19,777	1,945	19,632
Richfield (Cleveland)	Industrial	2,677	13,770	3,800	12,647
Stow	Industrial	1,430	17,504	1,346	17,588
Streetsboro (Cleveland)	Industrial	1,760	17,840	3,888	15,712
West Chester Twp. (Cincinnati)	Industrial	695	5,039	2,663	3,071
Oklahoma:
Oklahoma City (FDX Ground)	Industrial	1,410	11,215	2,185	10,440
Oklahoma City (Bunzl)	Industrial	845	7,883	657	8,071
Oklahoma City (Amazon)	Industrial	1,618	28,260	2,052	27,826
Oklahoma City (Amazon II)	Industrial	1,378	13,584	14	14,948
Tulsa	Industrial	790	2,958	553	3,195
Pennsylvania:
Altoona	Industrial	1,200	7,823	1,392	7,631
Imperial (Pittsburgh)	Industrial	3,700	16,264	1,912	18,052
Monaca (Pittsburgh)	Industrial	402	7,551	3,481	4,472
South Carolina:
Aiken (Augusta, GA)	Industrial	1,362	19,678	1,639	19,401
Charleston (FDX)	Industrial	4,639	16,880	1,265	20,254
Charleston (FDX Ground)	Industrial	7,103	39,473	2,193	44,383
Ft. Mill (Charlotte, NC)	Industrial	1,747	15,317	3,434	13,630
Hanahan (Charleston) (SAIC)	Industrial	1,129	13,334	5,256	9,207
Hanahan (Charleston) (Amazon)	Industrial	930	8,373	2,513	6,790
Tennessee:
Chattanooga	Industrial	300	5,069	1,678	3,691
Lebanon (Nashville)	Industrial	2,230	11,985	2,766	11,449
Memphis	Industrial	1,235	14,858	3,787	12,306
Shelby County	Vacant Land	11	0	0	11
Texas:
Carrollton (Dallas)	Industrial	1,500	16,995	4,442	14,053
Corpus Christi	Industrial	0	4,808	1,049	3,759
Edinburg	Industrial	1,000	11,039	2,040	9,999
El Paso	Industrial	3,225	9,206	2,512	9,919
Ft. Worth (Dallas)	Industrial	8,200	27,419	3,627	31,992
Houston	Industrial	1,661	6,530	1,825	6,366
Lindale (Tyler)	Industrial	540	9,426	1,456	8,510
Mesquite (Dallas)	Industrial	6,248	43,632	3,636	46,244
Spring (Houston)	Industrial	1,890	17,439	2,979	16,350
Waco	Industrial	1,350	11,201	2,075	10,476
Utah:
Ogden (Salt Lake City)	Industrial	1,287	11,380	97	12,570
Virginia:
Charlottesville	Industrial	1,170	3,292	1,801	2,661
Mechanicsville (Richmond)	Industrial	1,160	6,667	3,375	4,452
Richmond	Industrial	446	4,644	1,794	3,296
Roanoke (CHEP USA)	Industrial	1,853	5,610	2,092	5,371
Roanoke (FDX Ground)	Industrial	1,740	8,460	1,582	8,618
Washington:
Burlington (Seattle/Everett)	Industrial	8,000	22,371	2,572	27,799
Wisconsin:
Cudahy (Milwaukee)	Industrial	980	8,827	3,812	5,995
Green Bay	Industrial	590	5,979	1,072	5,497
Total as of September 30, 2020		$250,497	$1,793,367	$296,020	$1,747,844

NOTE 3 – ACQUISITIONS, EXPANSIONS AND DISPOSITIONS

Fiscal 2021 Acquisitions

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

On July 29, 2021, we purchased a newly constructed 144,000 square foot industrial building, situated on 43.4 acres, located in the Burlington, VT MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through May 2036. The property was acquired for a purchase price of $54.8 million. Annual rental revenue over the remaining term of the lease averages $3.2 million. Subsequent to the closing of the purchase, we obtained a mortgage loan commitment for a 15 year, fully-amortizing mortgage loan of $35.5 million at a fixed interest rate of 2.50%.

On August 25, 2021, we purchased a newly constructed 259,000 square foot industrial building, situated on 42.6 acres, located in the Knoxville, TN MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through May 2036. The property was acquired for a purchase price of $34.4 million. Annual rental revenue over the remaining term of the lease averages $2.0 million. Subsequent to the closing of the purchase, we obtained a mortgage loan commitment for a 15 year, fully-amortizing mortgage loan of $22.3 million at a fixed interest rate of 2.50%.

Subsequent to fiscal yearend, on October 27, 2021, we purchased a newly constructed 291,000 square foot industrial building, situated on 46.0 acres, located in the Birmingham, AL MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through July 2036. The property was acquired for a purchase price of $30.2 million. Annual rental revenue over the remaining term of the lease averages $1.7 million. We obtained a mortgage loan commitment for a 15 year, fully-amortizing mortgage loan of $19.3 million at a fixed interest rate of 2.40%, which has not yet closed.

We evaluated the property acquisitions which took place during the twelve months ended September 30, 2021, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for all four properties purchased during fiscal 2021 as asset acquisitions and allocated the total cash consideration, including transaction costs of $720,000, to the individual assets acquired on a relative fair value basis. There were no liabilities assumed in these acquisitions. The financial information set forth below summarizes our purchase price allocation for these four properties acquired during the fiscal year 2021 that were accounted for as asset acquisitions (in thousands):

Land	$26,868
Building	225,824
In-Place Leases	6,466

The following table summarizes the operating results included in our consolidated statements of income for the fiscal year ended September 30, 2021 for the four properties acquired during the twelve months ended September 30, 2021 (in thousands):

Year Ended 9/30/2021
Rental Revenues	$8,590
Net Income (Loss) Attributable to Common Shareholders	3,089

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

Fiscal 2021 Expansions

During fiscal 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million, resulting in an initial increase in annual rent effective November 5, 2020 of approximately $340,000 from approximately $2.1 million, or $6.83 per square foot, to approximately $2.5 million, or $7.91 per square foot. Furthermore, annual rent increased by 2.1% on June 1, 2021 and will continue to increase 2.1% every five years, resulting in an annualized rent from November 5, 2021 through the remaining term of the lease of approximately $2.6 million, or $8.15 per square foot. We recently began construction on the second phase of this parking expansion project at this location, which upon completion will further increase the rental rate and extend the lease term.

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

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are nine parking expansion projects underway, which we expect to cost approximately $42.6 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at eight additional locations bringing the total recently completed and likely future parking lot expansion projects to 18 currently.

Due to the proliferation of ecommerce sales and last mile deliveries, it is important to take into account the large amounts of real estate utilized for trailer, van, and car parking at many of our properties in determining how our in-place rental rates compare to market rental rates for properties being used in a similar manner. Rents per square foot on properties that may be nearby, but have only limited acreage devoted to parking, are poor comparisons as they cannot accommodate the same tenant needs.

Fiscal 2021 Disposition

On April 15, 2021, we sold our 60,400 square foot building located in Carlstadt, NJ which is in the New York, NY MSA, for gross proceeds of $13.0 million. Prior to the sale, we owned a 51% interest in this property. Our 51% portion of the sale proceeds resulted in a U.S. GAAP net realized gain applicable to common shareholders of approximately $3.3 million, representing a 159% gain over the depreciated U.S. GAAP basis and a net realized gain over our historic undepreciated cost basis of approximately $2.6 million, representing a 96% net gain over our historic undepreciated cost basis.

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

Consolidated Statements of Income for the three fiscal years ended September 30, 2021, 2020 and 2019 of properties sold during the periods presented

On April 15, 2021, we sold our 60,400 square foot building located in Carlstadt, NJ which is in the New York, NY MSA, for gross proceeds of $13.0 million. Prior to the sale, we owned a 51% interest in this property. Our 51% portion of the sale proceeds resulted in a U.S. GAAP net realized gain of approximately $3.3 million, representing a 159% gain over the depreciated U.S. GAAP basis and a net realized gain over our historic undepreciated cost basis of approximately $2.6 million, representing a 96% net gain over our historic undepreciated cost basis.

Prior to the sale, the 49% Non-controlling interest (“NCI”) did not have a material impact on our financial position or results of operations and accordingly was not separately presented in the financial statements. However, upon the sale of the property on April 15, 2021, we presented the effects of the NCI in the Consolidated Statements of Income (Loss) for all periods presented.

Since the sale of this property does not represent a strategic shift that has a major effect on our operations and financial results, the results of operations generated from this property are not included in Discontinued Operations. There were no properties sold during fiscal 2019 or 2020. The following table summarizes (in thousands) the operations of this property, prior to its sale, that is included in the accompanying Consolidated Statements of Income (Loss) for the three fiscal years ended September 30, 2021, 2020 and 2019:

	2021	2020	2019
Rental and Reimbursement Revenue	$467	$702	$684
Real Estate Taxes	(62)	(113)	(116)
Operating Expenses	(218)	(428)	(50)
Depreciation & Amortization	(244)	(149)	(123)
Interest Expense	(205)	(75)	(84)
Income from Operations	(262)	(63)	311
Gain on Sale of Real Estate Investment	6,376	0	0
Net Income	6,114	(63)	311
Less: Net Income (Loss) Attributable to Non-Controlling Interest	2,996	(31)	152
Net Income (Loss) Attributable to Shareholders	$3,118	$(32)	$159

Pro forma information (unaudited)

The following unaudited pro-forma condensed financial information has been prepared utilizing our historical financial statements, the effect of the reduction of revenue and expenses that will no longer be generated from a property that was sold on April 15, 2021 and the effect of additional revenue and expenses generated from properties acquired and expanded during fiscal 2021 and fiscal 2020, assuming that the property acquisitions, completed expansions and the sale of one property had occurred as of October 1, 2019, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions and expansions. Furthermore, the net proceeds raised from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro-forma Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares issued pursuant to the DRIP, as if all such shares have been issued on October 1, 2019. Additionally, the net proceeds raised from the issuance of additional shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), through our At-The-Market Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro-forma preferred dividend has been adjusted to account for its effect on pro-forma Net Income (Loss) Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2019. The unaudited pro-forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Fiscal Year Ended (in thousands, except per share amounts)
	2021		2020
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$155,044	$163,097	$141,583	$162,463

Net Income (Loss) Attributable to Common Shareholders	$44,764	$43,020	$(48,617)	$(50,443)

Basic Net Income (Loss) per Share Attributable to Common Shareholders	$0.46	$0.44	$(0.50)	$(0.51)
Diluted Net Income (Loss) per Share Attributable to Common Shareholders	$0.45	$0.44	$(0.50)	$(0.51)

NOTE 4 – INTANGIBLE ASSETS

Net intangible assets consist of the estimated value of the acquired in-place leases and the acquired above market rent leases at acquisition for the following properties and are amortized over the remaining term of the lease. Intangible Assets, net of Accumulated Amortization is made up of the following balances as of September 30, 2021 and 2020 (in thousands):

	As of 9/30/21	As of 9/30/20
Topeka, KS	$0	$34
Lebanon (Nashville), TN	57	78
Rockford, IL (Sherwin-Williams Co.)	45	65
Edinburg, TX	0	52
Corpus Christi, TX	0	21
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals)	153	336
Livonia (Detroit), MI	34	103
Stewartville (Rochester), MN	8	13
Buckner (Louisville), KY	264	286
Edwardsville (Kansas City), KS (International Paper)	143	218
Lindale (Tyler), TX	96	131
Sauget (St. Louis, MO), IL	16	18
Rockford, IL (Collins Aerospace Systems)	45	53
Kansas City, MO	0	5
Monroe, OH (Cincinnati)	269	301
Cincinnati, OH	28	32
Imperial (Pittsburgh), PA	36	45
Burlington (Seattle/Everett), WA	281	312
Colorado Springs, CO	165	202
Hamburg (Buffalo), NY	164	181
Ft. Myers, FL	122	143
Walker (Grand Rapids), MI	348	382
Aiken (Augusta, GA), SC	665	728
Mesquite (Dallas), TX	574	628
Homestead (Miami), FL	399	437
Oklahoma City, OK (Bunzl)	118	159
Concord (Charlotte), NC	454	496

	As of 9/30/21	As of 9/30/20
Kenton, OH	$291	$340
Stow, OH	346	404
Charleston, SC (FDX)	296	324
Oklahoma City, OK (Amazon)	448	522
Savannah, GA (Shaw)	935	1,091
Daytona Beach, FL	524	604
Mobile, AL	717	817
Charleston, SC (FDX Ground)	532	577
Braselton (Atlanta), GA	792	861
Trenton, NJ	1,192	1,303
Savannah, GA (FDX Ground)	261	298
Lafayette, IN	375	424
Greenwood (Indianapolis), IN (Amazon)	1,861	2,005
Lancaster (Columbus), OH	299	335
Whitsett (Greensboro), NC	897	963
Ogden (Salt Lake City), UT	215	232
Oklahoma City, OK (Amazon II)	246	273
Plain City (Columbus), OH	1,527	0
Locust Grove (Atlanta), GA	3,108	0
Burlington, VT	1,048	0
Kodak (Knoxville), TN	565	0
Total Intangible Assets, net of Accumulated Amortization	$20,959	$16,832

Amortization expense related to the intangible assets attributable to acquired in-place leases was $2.2 million, $2.0 million and $1.9 million for the years ended September 30, 2021, 2020 and 2019, respectively. We estimate that the aggregate amortization expense for these existing intangible assets will be $2.3 million, $2.1 million, $2.0 million, $1.9 million, and $1.9 million for each of the fiscal years 2022, 2023, 2024, 2025 and 2026, respectively. The amount that is being amortized into rental revenue related to the intangible assets attributable to acquired above market leases was $103,000 for the years ended September 30, 2021, 2020 and 2019. We estimate that the aggregate amount that will be amortized into rental revenue for existing intangible assets will be $34,000 for fiscal year 2022.

NOTE 5 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

As of September 30, 2021, we had 24.9 million square feet of property, of which 11.6 million square feet, or 47%, consisting of 65 separate stand-alone leases, were leased to FedEx Corporation (FDX) and its subsidiaries (5% to FDX and 42% to FDX subsidiaries). These properties are located in 27 different states. As of September 30, 2021, the 65 separate stand-alone leases that are leased to FDX and FDX subsidiaries had a weighted average lease maturity of 7.5 years. As of September 30, 2021, in addition to FDX and its subsidiaries, the only tenants that leased 5% or more of our total square footage were subsidiaries of Amazon, which are parties to five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements. The tenants that leased more than 5% of total rentable square footage as of September 30, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
FDX and Subsidiaries	47%	46%	47%
Subsidiaries of Amazon	6%	6%	<5%

During fiscal 2021, the only tenants that accounted for 5% or more of our rental and reimbursement revenue were FDX (including its subsidiaries) and subsidiaries of Amazon. Our rental and reimbursement revenue from FDX and its subsidiaries for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, totaled $104.3 million, $96.4 million and $93.3 million, or calculated as a percentage of total rent and reimbursement revenues were, 57% (5% from FDX and 52% from FDX subsidiaries), 58% (5% from FDX and 53% from FDX subsidiaries) and 60% (5% from FDX and 55% from FDX subsidiaries). Subsidiaries of Amazon represented 6% of our Rental and Reimbursement Revenue for the fiscal year ended September 30, 2021 and 2020. Rental and Reimbursement Revenue from subsidiaries of Amazon for the fiscal year ended September 30, 2019 was less than 5% of our Rental and Reimbursement Revenue. No other tenant accounted for 5% or more of our total Rental and Reimbursement revenue for the fiscal years ended September 30, 2021, 2020 and 2019.

FDX and Amazon are rated “BBB” and “AA”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A1”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings. The references in this report to the SEC’s website, S&P Global Ratings’ website and Moody’s website are not intended to and do not include, or incorporate by reference into this report, the information of FDX, Amazon, S&P Global Ratings or Moody’s on such websites.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $143.5 million as of September 30, 2021. We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. We continue to believe that our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our decision to reduce this threshold mainly stems from the implementation of accounting rule ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”, which took effect at the beginning of fiscal 2019. This new rule requires that quarterly changes in the market value of our marketable securities flow through our Consolidated Statements of Income (Loss). The implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Total assets excluding accumulated depreciation were $2.6 billion as of September 30, 2021. Our $143.5 million investment in marketable REIT securities as of September 30, 2021 represented 5.6% of our undepreciated assets.

During the fiscal year ended September 30, 2021, our preferred stock investment in UMH’s 8.00% Series B Cumulative Redeemable Preferred Stock was redeemed and called for redemption at its liquidation value, which was equal to our cost basis. In addition, during the fiscal year ended September 30, 2021, we also sold marketable REIT securities for gross proceeds totaling $16.3 million with an original cost basis of $14.1 million, resulting in a realized gain of $2.2 million. During the fiscal year ended September 30, 2020, one of our preferred stock investments was called for redemption at its liquidation value, which was equal to our cost basis. Other than these two Preferred Stock redemptions and the sales of securities that took place during fiscal 2021, there have been no open market purchases or sales of securities during the fiscal years ended September 30, 2021, 2020 and 2019. We recorded the following realized Gain on Sale of Securities Transactions for the fiscal years ended September 30 (in thousands):

	2021	2020	2019
Gross realized gains	$2,248	$0	$0
Gross realized losses	0	0	0
Gains on Sale of Securities Transactions, net	$2,248	$0	$0

We recognized dividend income from our portfolio of REIT investments for the fiscal years ended September 30, 2021, 2020 and 2019 of $6.2 million, $10.4 million and $15.2 million, respectively. As of September 30, 2021, we had total net unrealized holding losses on our securities portfolio of $76.6 million. As a result of the adoption of ASU 2016-01, On October 1, 2018, we recorded a $(24.7) million adjustment to beginning Undistributed Income (Loss). In addition, $50.2 million, $(77.4) million and $(24.7) million of the net unrealized holding gains (losses) have been reflected as Unrealized Holding Gains (Losses) Arising During the Periods in the accompanying Consolidated Statements of Income (Loss) for the fiscal years ended 2021, 2020 and 2019, respectively. The components of the Unrealized Holding Gains (Losses) Arising During the Periods included in the accompanying Consolidated Statements of Income (Loss) for the fiscal years ended September 30 (in thousands) are as follows:

	2021	2020	2019
Unrealized Holding Gains (Losses)	$52,487	$(77,380)	$(24,680)
Reclassification Adjustment for Net (Gains) Realized in Income	(2,248)	0	0
Unrealized Holding Gains (Losses) Arising During the Period	$50,239	$(77,380)	$(24,680)

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

The following is a listing of our investments in securities at September 30, 2021 (in thousands):

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Equity Securities - Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	400	$7,967	$640
Cedar Realty Trust, Inc.	B	7.25%	6	136	148
iStar Inc.	D	8.00%	10	232	262
iStar Inc.	I	7.50%	60	1,301	1,533
Pennsylvania Real Estate Investment Trust	D	6.875%	120	2,150	1,524
Pennsylvania Real Estate Investment Trust	B	7.375%	120	2,216	1,643
Total Equity Securities - Preferred Stock				$14,002	$5,750

Description	Number of Shares	Cost	Fair Value
Equity Securities - Common Stock:
CBL & Associates Properties, Inc.	4,000	$33,525	$736
Diversified Healthcare Trust	1,100	17,871	3,729
Franklin Street Properties Corp.	1,000	8,478	4,640
Kimco Realty Corporation	1,700	27,937	35,275
Office Properties Income Trust	659	37,892	16,692
Pennsylvania Real Estate Investment Trust	1,800	13,443	3,492
Tanger Factory Outlet Centers, Inc.	600	12,300	9,780
VEREIT, Inc.	700	27,891	31,661
Washington Prime Group Inc.	167	11,860	135
UMH Properties, Inc. (1)	1,381	14,870	31,614
Total Equity Securities - Common Stock		$206,067	$137,754

Description	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500	$1	$1

Total Securities Available for Sale			$220,070	$143,505

(1)	Investment is in a related company. See Note No. 11 for further discussion.

The following is a listing of our investments in securities at September 30, 2020 (in thousands):

Description	Series	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Equity Securities - Preferred Stock:
CBL & Associates Properties, Inc.	D	7.375%	400	$7,967	$304
Cedar Realty Trust, Inc.	B	7.25%	6	136	109
iStar Inc.	D	8.00%	10	232	253
iStar Inc.	I	7.50%	60	1,301	1,452
Pennsylvania Real Estate Investment Trust	D	6.875%	120	2,150	610
Pennsylvania Real Estate Investment Trust	B	7.375%	120	2,216	606
UMH Properties, Inc. (1) (2)	B	8.00%	100	2,500	2,526
Total Equity Securities - Preferred Stock				$16,502	$5,860

Description	Number of Shares	Cost	Fair Value
Equity Securities - Common Stock:
CBL & Associates Properties, Inc.	4,000	$33,525	$644
Diversified Healthcare Trust	1,100	17,871	3,872
Five Star Senior Living Inc.	75	290	378
Franklin Street Properties Corp.	1,000	8,478	3,660
Industrial Logistics Property Trust	700	13,789	15,309
Kimco Realty Corporation	1,700	27,937	19,142
Office Properties Income Trust	659	37,892	13,655
Pennsylvania Real Estate Investment Trust	1,800	13,443	997
Tanger Factory Outlet Centers, Inc.	600	12,300	3,618
VEREIT, Inc.	3,500	27,891	22,750
Washington Prime Group Inc.	1,500	11,860	971
UMH Properties, Inc. (1)	1,328	13,858	17,975
Total Equity Securities - Common Stock		$219,134	$102,971

Description	Interest Rate/ Dividend	Number of Shares	Cost	Fair Value
Modified Pass-Through Mortgage-Backed Securities:
Government National Mortgage Association (GNMA)	6.50%	500	$1	$1

Total Securities Available for Sale			$235,637	$108,832

(1)	Investment is in a related company. See Note No. 11 for further discussion.
(2)	Subsequent to fiscal yearend 2020, UMH redeemed all their 8.00% Series B Cumulative Redeemable Preferred Stock at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends.

NOTE 7- MORTGAGE NOTES AND LOANS PAYABLE

Mortgage Notes Payable:

As of September 30, 2021, we owned 122 properties, of which 60 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $839.6 million. Interest is payable on these mortgages at fixed rates ranging from 2.95% to 6.75%, with a weighted average interest rate of 3.86%. This compares to a weighted average interest rate of 3.98% as of September 30, 2020. As of September 30, 2021, the weighted average loan maturity of the Mortgage Notes Payable was 10.9 years. This compares to a weighted average loan maturity of the Mortgage Notes Payable of 11.1 years as of September 30, 2020.

As described in Note 3, during fiscal year ended September 30, 2021, we entered into two mortgages in connection with two of the four acquisitions we acquired during the 2021 fiscal year. These two mortgages consisted of one 15 year fully-amortizing mortgage loan and one 17 year fully-amortizing mortgage loan. These two mortgage loans originally totaled $104.0 million, with an original weighted average mortgage loan maturity of 16.1 years with interest rates ranging from 2.95% to 3.25% resulting in a weighted average interest rate of 3.11%. In connection with the remaining two properties acquired during the 2021 fiscal year, we entered into commitments for two, 15 year, fully-amortizing mortgage loans. These four fully-amortizing loans have a weighted average term of 15.7 years. The principal amount of the four mortgage loans originally totaled $161.8 million with fixed interest rates ranging from 2.50% to 3.25%, resulting in a weighted average fixed interest rate of 2.89%.

Subsequent to fiscal yearend, on October 27, 2021, we purchased a newly constructed 291,000 square foot industrial building, situated on 46.0 acres, located in the Birmingham, AL MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through July 2036. The property was acquired for a purchase price of $30.2 million. Annual rental revenue over the remaining term of the lease averages $1.7 million. We obtained a mortgage loan commitment for a 15 year, fully-amortizing mortgage loan of $19.3 million at a fixed interest rate of 2.40%, which has not yet closed.

During the fiscal year ended September 30, 2021, we fully prepaid four self-amortizing mortgage loans for our properties located in Carlstadt, NJ, Houston, TX, Kansas City, KS and Topeka, KS. These loans were at a weighted average interest rate of 5.35%. Subsequent to fiscal yearend, on November 1, 2021, we fully prepaid a $7.3 million mortgage loan for our property located in Streetsboro (Cleveland), OH. The loan had an interest rate of 5.5%.

During the fiscal year ended September 30, 2020, we fully repaid two self-amortizing mortgage loans for our properties located in Augusta, GA and Huntsville, AL. These loans were at a weighted average interest rate of 5.52%.

The following is a summary of our Fixed Rate Mortgage Notes Payable as of September 30, 2021 and 2020 (in thousands):

	9/30/21		9/30/20
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$839,622	3.86%	$807,371	3.98%

Debt Issuance Costs	$12,643		$12,377
Accumulated Amortization of Debt Issuance Costs	(5,205)		(4,513)
Unamortized Debt Issuance Costs	$7,438		$7,864

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$832,184		$799,507

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

The following is a summary of our mortgage notes payable by property at September 30, 2021 and 2020 (in thousands):

Property		Fixed Rate	Maturity Date	Balance 9/30/21	Balance 9/30/20
Topeka, KS	(1)	6.50%	08/10/21	$0	$288
Streetsboro, OH (Cleveland)	(2)	5.50%	11/01/21	7,332	8,025
Kansas City, MO	(1)	5.18%	12/01/21	0	6,273
Olive Branch, MS (Memphis, TN)(Anda Pharmaceuticals, Inc.)		4.80%	04/01/22	5,558	6,259
Waco, TX		4.75%	08/01/22	3,280	3,613
Houston, TX	(1)	6.88%	09/10/22	0	1,102
Tolleson, AZ (Phoenix)		3.95%	11/01/22	1,103	2,010
Edwardsville, KS (Kansas City)(International Paper)		3.45%	11/01/23	6,804	7,627
Spring, TX (Houston)		4.01%	12/01/23	5,931	6,623
Memphis, TN		4.50%	01/01/24	2,364	3,304
Oklahoma City, OK (FDX Ground)		4.35%	07/01/24	1,767	2,341
Indianapolis, IN		4.00%	09/01/24	7,366	8,431
Frankfort, KY (Lexington)		4.84%	12/15/24	13,483	14,611
Carrollton, TX (Dallas)		6.75%	02/01/25	3,781	4,733
Altoona, PA	(3)	4.00%	10/01/25	1,987	2,426
Green Bay, WI	(3)	4.00%	10/01/25	1,613	1,971
Stewartville, MN (Rochester)	(3)	4.00%	10/01/25	1,292	1,578
Carlstadt, NJ (New York, NY)	(4)	5.25%	05/15/26	0	1,227
Roanoke, VA (FDX Ground)		3.84%	07/01/26	2,866	3,395
Livonia, MI (Detroit)		4.45%	12/01/26	4,267	4,973
Oklahoma City, OK (Amazon)		3.64%	12/01/27	16,501	17,369
Olive Branch, MS (Memphis, TN) (Milwaukee Tool)		3.76%	10/01/28	16,095	18,042
Tulsa, OK		4.58%	11/01/28	1,267	1,413
Oklahoma City, OK (Bunzl)		4.13%	07/01/29	4,243	4,692
Lindale, TX (Tyler)		4.57%	11/01/29	4,393	4,827
Sauget, IL (St. Louis, MO)		4.40%	11/01/29	6,659	7,322
Jacksonville, FL (FDX Ground)		3.93%	12/01/29	12,587	13,854
Lancaster (Columbus), OH		3.47%	01/01/30	8,311	9,091
Imperial, PA (Pittsburgh)		3.63%	04/01/30	8,734	9,586
Monroe, OH (Cincinnati)	(5)	3.77%	04/01/30	5,567	6,107
Monroe, OH (Cincinnati)	(5)	3.85%	04/01/30	5,886	6,453
Greenwood, IN (Indianapolis) (ULTA)		3.91%	06/01/30	15,855	17,346
Ft. Worth, TX (Dallas)		3.56%	09/01/30	16,364	17,879
Concord, NC (Charlotte)		3.87%	12/01/30	14,197	15,449
Covington, LA (New Orleans)		4.08%	01/01/31	8,917	9,686
Burlington, WA (Seattle/Everett)		3.67%	05/01/31	14,264	15,471
Louisville, KY		3.74%	07/01/31	5,267	5,702
Colorado Springs, CO		3.90%	07/01/31	13,469	14,571
Davenport, FL (Orlando)		3.89%	09/01/31	19,243	20,788
Olathe, KS (Kansas City)		3.96%	09/01/31	16,217	17,513
Hamburg, NY (Buffalo)		4.03%	11/01/31	17,411	18,770
Ft. Myers, FL		3.97%	01/01/32	10,873	11,707
Savannah, GA (Shaw)		3.53%	02/01/32	26,273	28,324
Walker, MI (Grand Rapids)		3.86%	05/01/32	16,027	17,219
Mesquite, TX (Dallas)		3.60%	07/01/32	25,461	27,350
Aiken, SC (Augusta, GA)		4.20%	07/01/32	12,003	12,861
Homestead, FL (Miami)		3.60%	07/01/32	19,193	20,616
Mobile, AL		4.14%	07/01/32	15,609	16,728
Concord, NC (Charlotte)		3.80%	09/01/32	20,587	22,067
Kenton, OH		4.45%	10/01/32	9,592	10,247
Stow, OH		4.17%	10/01/32	10,106	10,809
Charleston, SC (FDX)		4.23%	12/01/32	11,444	12,222
Daytona Beach, FL		4.25%	05/31/33	16,170	17,219
Charleston, SC (FDX Ground)		3.82%	09/01/33	25,171	26,794

Property	Fixed Rate	Maturity Date	Balance 9/30/21	Balance 9/30/20
Braselton, GA (Atlanta)	4.02%	10/01/33	$33,730	$35,856
Buckner, KY (Louisville)	4.17%	11/01/33	12,993	13,796
Trenton, NJ	4.13%	11/01/33	47,039	49,955
Savannah, GA (FDX Ground)	4.40%	12/01/33	15,091	16,001
Lafayette, IN	4.25%	08/01/34	15,234	16,101
Whitsett (Greensboro), NC	3.10%	06/01/35	28,277	29,902
Ogden (Salt Lake City), UT	3.18%	06/01/35	7,805	8,251
Oklahoma City, OK (Amazon)	3.00%	10/01/35	9,272	9,750
Plain City (Columbus), OH	2.95%	01/01/36	45,322	0
Greenwood (Indianapolis), IN (Amazon II)	4.27%	11/01/37	48,802	50,855
Locust Grove (Atlanta), GA	3.25%	01/01/38	55,307	0
Total Mortgage Notes Payable			$839,622	$807,371

(1)	Loan was paid in full during fiscal 2021.
(2)	Loan was paid in full subsequent to fiscal yearend 2021 on November 1, 2021.
(3)	One self-amortizing loan is secured by Altoona, PA, Green Bay, WI and Stewartville (Rochester), MN.
(4)	This property was sold during fiscal 2021 and loan was paid in full at closing.
(5)	Two self-amortizing loans secured by same property.

Principal on the foregoing debt at September 30, 2021 is scheduled to be paid as follows (in thousands):

Year Ending September 30,	2022	$81,537
	2023	67,234
	2024	80,674
	2025	75,069
	2026	66,263
	Thereafter	468,845
		$839,622

Loans Payable:

BMO Capital Markets

The $250.0 million Loans Payable represents our $75.0 million unsecured term loan (the “Term Loan”) and $175.0 drawn down under our unsecured line of credit facility (the “Revolver”). On November 15, 2019, we entered into a new line of credit facility (the “New Facility”) consisting of a $225.0 million Revolver and a new $75.0 million Term Loan, resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million, which is an additional $100.0 million over the former line of credit facility. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the New Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the New Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties was lowered from 6.5% under the former line of credit facility to 6.25%, thus increasing the value of the borrowing base properties under the terms of the New Facility. In addition, the interest rate for borrowings under the Revolver was lowered by a range of 5 basis points to 35 basis points, depending on our leverage ratio, and will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.53%. As of the fiscal yearend and currently, we have $175.0 million drawn down under our Revolver, resulting in $50.0 million being currently available. Including the accordion feature, we have up to $150.0 million potentially available under the Revolver. As of September 30, 2021, Loans Payable represented $75.0 million outstanding under our Term Loan which matures January 2025 and $175.0 million outstanding under our Revolver which matures in January 2024. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

Margin Loans

From time to time we use a margin loan for purchasing securities, for temporary funding of acquisitions, and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and is 0.75%. At September 30, 2021 and 2020, there were no amounts drawn down under the margin loan.

For the three fiscal years ended September 30, 2021, 2020 and 2019, amortization of financing costs included in interest expense was $1.4 million, $1.4 million and $1.3 million, respectively.

NOTE 8 - OTHER LIABILITIES

Other liabilities consist of the following as of September 30, 2021 and 2020 (in thousands):

	9/30/21	9/30/20
Rent paid in advance	$11,760	$10,167
Unearned reimbursement revenue	7,218	6,208
Interest Rate Swap, Market Value	2,230	4,368
Tenant security deposits	597	1,326
Deferred Straight Line Rent	771	972
Legal & Other Liabilities	8,158	632
Total	$30,734	$23,673

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

Stock Options

During fiscal 2021, one employee was granted options to purchase 65,000 shares. During fiscal 2020, one employee was granted options to purchase 65,000 shares. During fiscal 2019, thirteen employees were granted options to purchase 450,000 shares. The fair value of these options that were issued during the fiscal years 2021, 2020 and 2019 was $97,000, $81,000, and $528,000. The value of these options was determined based on the assumptions below and is being amortized over a one-year vesting period. For the fiscal years ended September 30, 2021, 2020 and 2019, amounts charged to compensation expense related to stock options totaled $93,000, $154,000 and $464,000, respectively. The remaining unamortized stock option expense was $24,000 as of September 30, 2021 which will be expensed in fiscal 2022.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2021, 2020 and 2019:

	2021	2020	2019
Dividend yield	4.37%	4.67%	5.03%
Expected volatility	20.17%	18.40%	17.17%
Risk-free interest rate	0.80%	1.76%	2.88%
Expected lives (years)	8	8	8
Estimated forfeitures	0	0	0

A summary of the status of our stock option plan as of September 30, 2021, 2020 and 2019 is as follows (shares in thousands):

		2021		2020		2019
	2021 Shares	Weighted Average Exercise Price	2020 Shares	Weighted Average Exercise Price	2019 Shares	Weighted Average Exercise Price

Outstanding at beginning of year	950	$13.17	1,080	$12.95	695	$12.17
Granted	65	16.46	65	14.55	450	13.53
Exercised	(189)	12.57	(95)	10.69	(65)	8.72
Expired/Forfeited	0	0	(100)	13.97	0	0
Outstanding at end of year	826	13.57	950	13.17	1,080	12.95

Exercisable at end of year	761		885		630

Weighted average fair value of
options granted during the year		$1.49		$1.24		$1.17

The following is a summary of stock options outstanding as of September 30, 2021:

Date of Grant	Number of Grants	Number of Shares (in thousands)	Option Price	Expiration Date
01/03/14	1	65	$8.94	01/03/22
01/05/15	1	65	$11.16	01/05/23
01/05/16	1	65	$10.37	01/05/24
12/09/16	6	113	$14.24	12/09/24
01/04/17	1	65	$15.04	01/04/25
01/03/18	1	65	$17.80	01/03/26
12/10/18	8	193	$13.64	12/10/26
01/10/19	1	65	$12.86	01/10/27
01/13/20	1	65	$14.55	01/13/28
01/13/21	1	65	$16.46	01/13/29
		826

The aggregate intrinsic value of options outstanding as of September 30, 2021, 2020 and 2019 was $4.2 million, $1.1 million and $1.8 million, respectively. The intrinsic value of options exercised in fiscal years 2021, 2020 and 2019 was $651,000, $381,000, and $267,000, respectively. The weighted average remaining contractual term of the above options was 4.0, 4.5 and 5.1 years as of September 30, 2021, 2020 and 2019, respectively.

Unrestricted Stock

Effective September 12, 2017, a portion of our quarterly directors’ fee was paid with our unrestricted common stock. During fiscal 2021, 3,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $17.52 per share. During fiscal 2020, 5,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $13.44 per share. During fiscal 2019, 5,000 unrestricted shares of common stock were granted with a weighted average fair value on the grant date of $13.58 per share.

Restricted Stock

During fiscal 2021 and 2020, there were no shares of restricted stock awarded under our Plan. During fiscal 2019, we awarded 25,000 shares of restricted stock to one participant under our Plan. The grant date fair value of restricted stock grants awarded to participants was $0, $0 and $386,000 in fiscal 2021, 2020 and 2019, respectively. These grants vest in equal installments over five years. As of September 30, 2021, there remained a total of $234,000 of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the Plan and outstanding at that date. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.8 years. For the fiscal years ended September 30, 2021, 2020 and 2019, amounts charged to compensation expense related to restricted stock grants totaled $147,000, $235,000 and $258,000, respectively.

A summary of the status of our non-vested restricted stock awards as of September 30, 2021, 2020 and 2019 are presented below (shares in thousands):

		2021		2020		2019
	2021 Shares	Weighted Average Grant Date Fair Value	2020 Shares	Weighted Average Grant Date Fair Value	2019 Shares	Weighted Average Grant Date Fair Value

Non-vested at beginning of year	46	$15.02	77	$13.94	78	$13.18
Granted	0	0	0	0	25	15.45
Dividend Reinvested Shares	1	18.14	4	12.89	5	13.11
Vested	(21)	(17.01)	(35)	(14.37)	(31)	(14.33)
Forfeited	0	0	0	0	0	0
Non-vested at end of year	26	$15.54	46	$15.02	77	$13.94

As of September 30, 2021, there were 1.2 million shares available for grant under the Plan.

NOTE 10 - INCOME FROM LEASES

We derive income primarily from operating leases on our commercial properties. At September 30, 2021, we held investments in 122 properties totaling 24.9 million square feet with an overall occupancy rate of 99.7%. In general, these leases are written for periods up to 10 years or more with various provisions for renewal. These leases generally contain clauses for reimbursement (or direct payment) of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. As of September 30, 2021, we had a weighted average lease maturity of 7.0 years and our average annualized rent per occupied square foot was $6.61. Our weighted average lease expiration has been 7.0 years or greater for over seven consecutive years. Our overall occupancy rate has been 98.9% or above for over six consecutive years. Approximate minimum base rents due under non-cancellable leases as of September 30, 2021 are scheduled as follows (in thousands):

Fiscal Year	Amount
2022	$157,646
2023	152,056
2024	140,646
2025	129,437
2026	118,354
thereafter	581,268
Total	$1,279,407

NOTE 11 - RELATED PARTY TRANSACTIONS

Four of our 13 directors are also directors and shareholders of UMH. As of September 30, 2021, we held common stock of UMH in our securities portfolio. See Note 6 for current holdings. During fiscal 2021, we made total purchases of 53,000 common shares of UMH for a total cost of $1.0 million, or a weighted average cost of $19.11 per share, which were purchased through UMH’s Dividend Reinvestment and Stock Purchase Plan. We owned a total of 1.4 million shares of UMH’s common stock as of September 30, 2021 at a total cost of $14.9 million and a fair value of $31.6 million representing 2.8% of the outstanding common shares of UMH. The unrealized gain on our investment in UMH’s common stock as of September 30, 2021 was $16.7 million. During fiscal 2021, UMH made total purchases of 13,000 of our common shares through our DRIP for a total cost of $205,000, or a weighted average cost of $15.68 per share.

As of September 30, 2021, we had 14 full-time employees. Our Chairman of the Board is also the Chairman of the Board of UMH. Other than our Chairman of the Board, we do not share any employees with UMH.

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

Federal Excise Tax

We do not have a Federal excise tax liability for the calendar years 2021, 2020 and 2019, since we intend to or have distributed all of our annual Federal taxable net income.

Reconciliation Between U.S. GAAP Net Income and Taxable Income

The following table reconciles Net Income (Loss) Attributable to common shares to taxable income for the years ended September 30, 2021, 2020 and 2019 (in thousands):

	2021 Estimated (unaudited)	2020 Actual	2019 Actual
Net Income (Loss) Attributable to Common Shareholders	$44,764	$(48,617)	$11,026
Book / tax difference on gains realized from capital transactions	5,237	0	0
Stock compensation expense	287	452	784
Unrealized Holding (Gain)/Loss Arising During the Period	(50,239)	77,380	24,680
Other book / tax differences, net	31,753	(3,149)	(4,441)
Taxable income before adjustments	31,802	26,066	32,049
Add: Capital gains (losses)	0	0	0
Estimated taxable income subject to 90% dividend requirement	$31,802	$26,066	$32,049

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended September 30, 2021, 2020 and 2019 (in thousands):

	2021
	Estimated (unaudited)	2020 Actual	2019 Actual
Cash dividends paid	$69,754	$66,438	$63,742
Less: Return of capital	(4,533)	(14,533)	(51,406)
Estimated dividends paid deduction	$65,221	$51,905	$12,336

NOTE 13 - SHAREHOLDERS’ EQUITY

Our authorized stock as of September 30, 2021 consisted of 300.0 million shares of common stock, of which 98.3 million shares were issued and outstanding, 26.6 million authorized shares of 6.125% Series C Preferred Stock, of which 22.0 million shares were issued and outstanding, and 200.0 million authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

We have implemented a Dividend Reinvestment and Stock Purchase Plan (the DRIP) effective December 15, 1987. Under the terms of the DRIP, as subsequently amended, shareholders who participate may reinvest all or part of their dividends in additional shares at a discounted price (approximately 95% of market value) directly from us, from authorized but unissued shares of our common stock. Shareholders may also purchase additional shares through the DRIP by making optional cash payments monthly. In January 2021, when our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value, the Board also determined to temporarily suspend our DRIP program during this process. Because the exploration of strategic alternative process is still ongoing, the DRIP program remains suspended.

Amounts received in connection with the DRIP and shares issued in connection with the DRIP for the fiscal years ended September 30, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Amounts received (1)	$1,361	$26,411	$73,965
Less: Dividend reinvestments	1,041	7,596	16,886
Amounts received, net	$320	$18,815	$57,079

Number of Shares Issued	88	1,956	5,601

(1)	Optional cash payments must be not less than $500 per payment nor more than $1,000 unless a request for a waiver has been accepted by us. We have not granted any waivers since March 2020 and the DRIP program has been temporarily suspended since January 2021.

The following cash distributions were paid to common shareholders during the years ended September 30, 2021, 2020 and 2019 (in thousands):

	2021		2020		2019
Quarter Ended	Amount	Per Share	Amount	Per Share	Amount	Per Share
December 31	$16,672	$0.17	$16,486	$0.17	$15,570	$0.17
March 31	17,694	0.18	16,654	0.17	15,825	0.17
June 30	17,694	0.18	16,641	0.17	16,064	0.17
September 30	17,694	0.18	16,657	0.17	16,283	0.17
	$69,754	$0.71	$66,438	$0.68	$63,742	$0.68

On January 14, 2021, our Board of Directors approved a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share representing an annualized dividend rate of $0.72 per share. This increase was the third dividend increase in the past five years, representing a total increase of 20%. We have maintained or increased our common stock cash dividend for 30 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis. On October 1, 2021, our Board of Directors declared a dividend of $0.18 per share to be paid December 15, 2021 to common shareholders of record as of the close of business on November 15, 2021.

On February 6, 2020, we entered into an Equity Distribution Agreement (Common Stock ATM Program) with BMO Capital Markets Corp., B. Riley Securities, Inc. (formerly B. Riley FBR, Inc.), D.A. Davidson & Co., Janney Montgomery Scott LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC (together the “Distribution Agents”) under which we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate sales price of up to $150.0 million from time to time through the Distribution Agents. Sales of the shares of Common Stock under the Agreement, if any, will be in “at the market offerings.” We implemented the Common Stock ATM program for the flexibility that it provides to opportunistically access the capital markets and to best time our equity capital needs as we close on acquisitions. To date, we have not raised any equity though our Common Stock Equity Program and it has since expired.

Repurchase of Common Stock

On January 16, 2019, our Board of Directors authorized a $40.0 million increase to our previously announced $10.0 million Common Stock Repurchase Program (the “Program”), bringing the total available under the Program to $50.0 million. The timing, manner, price and amount of any repurchase will be determined by us at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. On September 14, 2021, our Board of Directors reaffirmed the Program that authorizes us to purchase up to $50.0 million of shares of our common stock. Under the Program, during fiscal 2020, we repurchased 400,000 shares of our common stock for $4.3 million at an average price of $10.69 per share. These were the only repurchases made under the Program to date and we may elect not to repurchase any additional common stock in the future. The remaining maximum dollar value that may be purchased under the Repurchase Program as of September 30, 2021 is $45.7 million.

Preferred Stock

6.125% Series C Cumulative Redeemable Preferred Stock

As of September 30, 2021, 22.0 million shares of our 6.125% Series C Preferred Stock were outstanding representing a liquidation preference of $549.6 million.

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

On November 25, 2020, we entered into a Preferred Stock At-The-Market Sales Agreement Program (Preferred Stock ATM Program) with B. Riley FBR., or B. Riley, providing for the offer and sale from time to time of up to $150.0 million of our 6.125% Series C Preferred Stock, which replaced a previous Preferred Stock ATM Program entered into on December 4, 2019 (which itself had replaced an earlier Preferred Stock ATM Program).

Sales of shares of our 6.125% Series C Preferred Stock under our Preferred Stock ATM Program are in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the NYSE, or on any other existing trading market for the 6.125% Series C Preferred Stock, or to or through a market maker, or any other method permitted by law, including, without limitation, negotiated transactions and block trades. We began selling shares through the first of these programs on July 3, 2017. Since inception through September 30, 2021, we sold 13.6 million shares of our 6.125% Series C Preferred Stock under these programs at a weighted average price of $24.91 per share, and generated net proceeds, after offering expenses, of $332.4 million, of which 3.1 million shares were sold during the 2021 fiscal year at a weighted average price of $24.88 per share, generating net proceeds after offering expenses of $76.0 million. No shares were sold pursuant to the Preferred Stock ATM Program since December 31, 2020. Our Preferred Stock ATM Program has since expired.

Our Board of Directors has authorized and we have paid the following dividends on our 6.125% Series C Preferred Stock for the fiscal years ended September 30, 2021, 2020 and 2019 (in thousands except per share amounts):

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/1/20	11/16/20	12/15/20	$7,775	$0.3828125
1/14/21	2/16/21	3/15/21	8,416	0.3828125
4/1/21	5/17/21	6/15/21	8,416	0.3828125
7/1/21	8/16/21	8/31/21	8,416	0.3828125
			$33,023	$1.53125

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/1/19	11/15/19	12/16/19	$5,873	$0.3828125
1/16/20	2/18/20	3/16/20	6,572	0.3828125
4/1/20	5/15/20	6/15/20	6,583	0.3828125
7/1/20	8/17/20	9/15/20	6,811	0.3828125
			$25,839	$1.53125

Declaration Date	Record Date	Payment Date	Dividend	Dividend per Share
10/1/18	11/15/18	12/17/18	$4,415	$0.3828125
1/16/19	2/15/19	3/15/19	4,424	0.3828125
4/2/19	5/15/19	6/17/19	4,681	0.3828125
7/1/19	8/15/19	9/16/19	4,945	0.3828125
			$18,465	$1.53125

The annual dividend of the 6.125% Series C Preferred Stock is $1.53125 per share, or 6.125% of the $25.00 per share liquidation value and is payable quarterly in arrears on March 15, June 15, September 15, and December 15. The 6.125% Series C Preferred Stock has no maturity and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Currently, the 6.125% Series C Preferred Stock is redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to the date of redemption.

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

On October 1, 2021, our Board of Directors declared a quarterly dividend for the period September 1, 2021 through November 30, 2021, of $0.3828125 per share to be paid December 15, 2021 to shareholders of record as of the close of business on November 15, 2021.

NOTE 14 - FAIR VALUE MEASUREMENTS

We follow ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including securities available for sale and an interest rate swap agreement. Our financial assets consist mainly of marketable REIT securities. The fair value of these certain financial assets was determined using the following inputs at September 30, 2021 and 2020 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021:
Securities available for sale	$143,505	$143,505	$0	$0
Interest Rate Swap	(2,230)	0	(2,230)	0
Total	$141,275	$143,505	$(2,230)	$0

September 30, 2020:
Securities available for sale	$108,832	$108,832	$0	$0
Interest Rate Swap	(4,368)	0	(4,368)	0
Total	$104,464	$108,832	$(4,368)	$0

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of fixed rate mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At September 30, 2021, the fixed rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $885.9 million and the carrying value amounted to $839.6 million. When we acquired a property, we allocate purchase price based upon relative fair value of all the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements were estimated based on independent third-party appraisals and fell within level 3 of the fair value hierarchy.

NOTE 15 - CASH FLOW

During fiscal years 2021, 2020 and 2019, we paid cash for interest of $36.4 million, $35.0 million and $35.9 million, respectively.

During fiscal years 2021, 2020 and 2019, we had $1.0 million, $7.6 million and $16.9 million, respectively, of dividends which were reinvested that required no cash transfers.

NOTE 16 – CONTINGENCIES, COMMITMENTS AND LEGAL MATTERS

From time to time, we can be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on our consolidated balance sheet or results of operations.

In addition to the $30.2 million property purchased in October 2021, as described below in Note 18, we have entered into agreements to purchase three, new build-to-suit, industrial buildings that are currently being developed in Alabama, Georgia and Texas, totaling 1.1 million square feet. These future acquisitions have net-leased terms ranging from 10 to 15 years with a weighted average lease term of 12.6 years. The total purchase price for these three properties is $126.8 million. All three properties are leased to companies, or subsidiaries of companies, that are considered Investment Grade by S&P Global Ratings (www.standardandpoors.com) and by Moody’s (www.moodys.com). Two of these three properties, consisting of an aggregate of 563,000 square feet, or 52% of the total leasable area, are leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing all three of these transactions during fiscal 2022.

We have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are nine parking expansion projects underway, which we expect to cost approximately $42.6 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at eight additional locations bringing the total recently completed and likely future parking lot expansion projects to 18 currently.

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

We and the members of our Board of Directors are defendants in a class action lawsuit that was commenced in the Circuit Court for Baltimore City, Maryland in August 2021, prior to termination of our merger agreement with EQC, and which currently remains pending. The lawsuit alleges that our directors violated their legal duties in connection with the proposed EQC merger and seeks injunctive relief and damages. We believe that the claims asserted in this lawsuit are without merit and that in any event the claims are now moot in light of the termination of the merger agreement. We intend to seek to have this lawsuit dismissed. However, litigation is inherently uncertain and there can be no assurance we will be successful in obtaining a dismissal. Four other lawsuits that had been brought with respect to the proposed merger with EQC after the transaction was announced have since been voluntarily dismissed by the plaintiffs in light of the termination of the EQC merger agreement.

In January 2021, we commenced legal proceedings in the Superior Court of New Jersey, Chancery Division, Monmouth County, against our former general counsel, Allison Nagelberg, and Blackwells alleging that Ms. Nagelberg was in violation of her obligations owed to us as our former general counsel as a result of, among other things, having agreed to be a nominee of Blackwells for election to our Board of Directors at our 2021 annual meeting. The complaint also alleged that Blackwells wrongfully induced Ms. Nagelberg’s wrongful actions. Ms. Nagelberg filed counterclaims against us seeking indemnification and advancement of expenses pursuant to the terms of her agreements with us and our charter and bylaws. Subsequent to September 30, 2021, we entered into a Release and Settlement Agreement with Blackwells and Ms. Nagelberg resolving the claims asserted in these proceedings and other matters, as described in Note 18.

NOTE 17 – TERMINATED MERGER AGREEMENT WITH EQUITY COMMONWEALTH, REVIEW OF STRATEGIC ALTERNATIVES AND RELATED MATTERS

On May 4, 2021, following a comprehensive review and analysis by our Board of Directors of our strategic alternatives, which included consideration of proposals from several third parties that expressed interest in acquiring us, we entered into an Agreement and Plan of Merger (the “EQC Merger Agreement”) with Equity Commonwealth (“EQC”) and EQC Maple Industrial LLC, a wholly-owned subsidiary of EQC, which provided that, on the terms and subject to the conditions set forth in the EQC Merger Agreement, we would merge with and into EQC Industrial LLC and become a wholly owned subsidiary of EQC. The terms of the EQC Merger Agreement as originally executed on May 4, 2021 provided that, upon consummation of the merger, our common stockholders would receive 0.67 EQC common shares for each outstanding share of our common stock. On August 15, 2021, the EQC Merger Agreement was amended (the “Amended EQC Merger Agreement”) to provide that, upon consummation of the merger, our common stockholders would have the right to elect to receive, for each common share, either $19.00 in cash or 0.713 EQC common shares, subject to certain caps and prorations set forth in the Amended EQC Merger Agreement. Both the original EQC Merger Agreement and the Amended EQC Merger Agreement provided that the proposed merger would be subject to customary closing conditions, including, among others, approval of the proposed merger by the holders of at least two-thirds of our outstanding common shares, as required by Maryland law and our charter.

On August 31, 2021, we held a special meeting of common stockholders to vote on the proposed merger with EQC, and at the special meeting the proposed merger did not receive approval by the requisite two-thirds of the outstanding shares of our common stock. Following the special meeting, EQC notified us on August 31, 2021 that EQC was terminating the Amended EQC Merger Agreement as a result of our failure to obtain the required stockholder approval. As required by the Merger Agreement, we subsequently reimbursed EQC for approximately $10.0 million of expenses incurred by EQC in connection with the proposed merger.

Pending litigation relating to the now terminated merger agreement with EQC is described in Note 16 and under Part I, Item 3 – Legal Proceedings.

Following termination of the Amended EQC Merger Agreement, on September 13, 2021, we announced that our Board of Directors would be re-initiating its exploration of strategic alternatives and expected to consider a wide range of potential strategic and financial alternatives, including a potential sale or merger, joint ventures and changes in our capital structure, in an expeditious process. This re-instituted strategic alternatives review process resulted in our execution of a Merger Agreement with Industrial Logistics Properties Trust on November 5, 2021, as described in Note 18.

NOTE 18 – SUBSEQUENT EVENTS

Material subsequent events have been evaluated and are disclosed herein.

On October 1, 2021, our Board of Directors declared a dividend of $0.18 per share to be paid December 15, 2021 to common shareholders of record as of the close of business on November 15, 2021. In addition, on October 1, 2021, our Board of Directors declared a dividend of $0.3828125 per share to be paid December 15, 2021 to the 6.125% Series C Preferred shareholders of record as of the close of business on November 15, 2021.

Subsequent to fiscal yearend, on October 27, 2021, we purchased a newly constructed 291,000 square foot industrial building, situated on 46.0 acres, located in the Birmingham, AL MSA. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through July 2036. The purchase price was $30.2 million. We obtained a mortgage loan commitment for a 15 year, fully-amortizing mortgage loan of $19.3 million at a fixed interest rate of 2.40%, which has not yet closed. Annual rental revenue over the remaining term of the lease averages $1.7 million.

Subsequent to fiscal yearend, on November 1, 2021, we fully prepaid a $7.3 million mortgage loan for our property located in Streetsboro (Cleveland), OH. The loan had an interest rate of 5.5%.

On November 5, 2021, we entered into a definitive merger agreement with Industrial Logistics Properties Trust, a Maryland real estate investment trust (“ILPT”), under which, on the terms and subject to the conditions set forth in the merger agreement, ILPT agreed to acquire us in an all-cash transaction, with our common stockholders receiving $21.00 in cash for each outstanding share of our common stock. ILPT’s acquisition of us is subject to obtaining the requisite approval of our common stockholders and the satisfaction of other customary closing conditions. Upon closing of the merger with ILPT, holders of our outstanding 6.125% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) will receive the amount of $25 per share plus any accrued and unpaid dividends.

On November 4, 2021, we entered into a Release and Settlement Agreement with our former general counsel, Allison Nagelberg, and Blackwells Capital LLC (“Blackwells”) resolving legal proceedings that we had commenced against Ms. Nagelberg and Blackwells in the Superior Court of New Jersey relating to, among other things, Ms. Nagelberg having been named as a nominee of Blackwells for election to our Board of Directors at our 2021 annual meeting, and also resolving Ms. Nagelberg’s counterclaim against us seeking indemnification and advancement of expenses. In connection with the settlement, the parties exchanged mutual releases, whereby, among other things, Blackwells agreed to release claims, including those it had previously demanded that we assert against the members of our Board for alleged breach of their legal duties relating to the Board’s rejection of an unsolicited acquisition offer that we received from Blackwells in December 2020 and subsequent actions taken by the Board in connection with its review of strategic alternatives earlier this year.

Simultaneous with the Release and Settlement Agreement, we and Blackwells entered into a Cooperation Agreement that, among other things, resolved a potential proxy contest to elect directors at the 2021 Annual Meeting. Under the Cooperation Agreement, Blackwells also agreed, among other things, to withdraw its slate of proposed nominees and various shareholder proposals for consideration at the 2021 Annual Meeting and committed to vote all its shares of our common stock at the 2021 Annual Meeting in favor of all of the Board’s director nominees and in support of all Board-recommended proposals, including voting in favor of the Merger Agreement with ILPT. Blackwells also agreed to comply with certain additional standstill, voting and affirmative solicitation commitments and terms.

The estimated costs associated with the Release and Settlement Agreement and the Cooperation Agreement and the related litigation and potential litigation have been reflected in the accompanying Consolidated Financial Statements.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is the Unaudited Selected Quarterly Financial Data:

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED (in thousands)

FISCAL 2021	12/31/20	3/31/21	6/30/21	9/30/21
Rental and Reimbursement Revenue	$43,583	$46,365	$45,993	$46,815
Total Expenses	22,159	25,620	32,040	49,300
Unrealized Holding Gains (Losses) Arising During the Periods	19,721	19,186	16,471	(5,139)
Other Income (Expense)	12,169	13,634	14,648	(13,286)
Net Income (Loss) Attributable to Shareholders	33,916	34,329	25,709	(15,771)
Net Income (Loss) Attributable to Shareholders per diluted share	$0.34	$0.35	$0.26	$(0.16)
Net Income (Loss) Attributable to Common Shareholders	25,746	25,913	17,292	(24,187)
Net Income (Loss) Attributable to Common Shareholders per diluted share	$0.26	$0.26	$0.17	$(0.25)

FISCAL 2020	12/31/19	3/31/20	6/30/20	9/30/20
Rental and Reimbursement Revenue	$41,700	$41,707	$41,775	$42,635
Total Expenses	22,428	21,264	21,459	21,529
Unrealized Holding Gains (Losses) Arising During the Periods	(3,635)	(83,075)	19,610	(10,280)
Other Income (Expense)	(9,606)	(88,721)	12,979	(17,963)
Net Income (Loss) Attributable to Shareholders	9,625	(68,314)	33,458	3,088
Net Income (Loss) Attributable to Shareholders per diluted share	$0.10	$(0.70)	$0.34	$0.03
Net Income (Loss) Attributable to Common Shareholders	3,528	(75,078)	26,850	(3,917)
Net Income (Loss) Attributable to Common Shareholders per diluted share	$0.04	$(0.77)	$0.27	$(0.04)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2021

(in thousands)

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Industrial Buildings
Monaca (Pittsburgh), PA	$0	$402	$878	$6,684
Ridgeland (Jackson), MS	0	218	1,234	1,504
Urbandale (Des Moines), IA	0	310	1,758	476
Richland (Jackson), MS	0	211	1,195	495
O’Fallon (St. Louis), MO	0	264	3,302	684
Fayetteville, NC	0	172	4,468	818
Schaumburg (Chicago), IL	0	1,040	3,694	713
Burr Ridge (Chicago), IL	0	270	1,237	378
Romulus (Detroit), MI	0	531	3,654	764
Liberty (Kansas City), MO	0	724	6,498	577
Omaha, NE	0	1,170	4,426	368
Charlottesville, VA	0	1,170	2,845	447
Jacksonville, FL (FDX)	0	1,165	4,668	751
West Chester Twp. (Cincinnati), OH	0	695	3,342	1,697
Mechanicsville (Richmond), VA	0	1,160	6,413	263
St. Joseph, MO	0	800	11,754	951
Newington (Hartford), CT	0	410	2,961	155
Cudahy (Milwaukee), WI	0	980	5,051	3,784
Beltsville (Washington, DC), MD	0	3,200	5,959	5,562
Granite City (St. Louis, MO), IL	0	340	12,047	371
Winston-Salem, NC	0	980	5,610	837
Elgin (Chicago), IL	0	1,280	5,529	373
Cheektowaga (Buffalo), NY	0	4,797	3,884	2,280
Tolleson (Phoenix), AZ	1,103	1,316	13,329	2,179
Edwardsville (Kansas City), KS (Carlstar)	0	1,185	5,815	283
Wheeling (Chicago), IL	0	5,112	9,187	5,326
Richmond, VA	0	446	3,911	740
Tampa, FL (FDX Ground)	0	5,000	12,660	2,085
Montgomery (Chicago), IL	0	2,000	9,226	77
Denver, CO	0	1,150	3,890	1,334
Hanahan (Charleston), SC (SAIC)	0	1,129	11,831	1,503
Hanahan (Charleston), SC (Amazon)	0	930	3,426	4,950
Augusta, GA (FDX Ground)	0	614	3,026	1,723
Tampa, FL (Tampa Bay Grand Prix)	0	1,867	3,685	126
Huntsville, AL	0	748	2,724	3,190
Augusta, GA (FDX)	0	380	1,401	212
Lakeland, FL	0	261	1,621	161
El Paso, TX	0	3,225	4,514	4,692
Richfield (Cleveland), OH	0	2,677	7,198	6,762
Tampa, FL (FDX)	0	2,830	4,705	813
Griffin (Atlanta), GA	0	760	13,692	630
Roanoke, VA (CHEP USA)	0	1,853	4,816	803
Orion, MI	0	4,650	13,053	5,453
Chattanooga, TN	0	300	4,465	604
Bedford Heights (Cleveland), OH	0	990	4,894	1,420
Punta Gorda, FL	0	0	4,105	29
Cocoa, FL	0	1,881	8,624	3,622
Orlando, FL	0	2,200	6,134	476
Topeka, KS	0	0	3,680	0
Memphis, TN	2,364	1,235	13,380	1,478
Houston, TX	0	1,661	6,320	240
Carrollton (Dallas), TX	3,781	1,500	16,240	757

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2021

(in thousands)

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Ft. Mill (Charlotte, NC), SC	$0	$1,747	$10,045	$5,272
Lebanon (Nashville), TN	0	2,230	11,985	0
Rockford, IL (Sherwin-Williams Co.)	0	1,100	4,440	11
Edinburg, TX	0	1,000	6,414	4,625
Streetsboro (Cleveland), OH	7,332	1,760	17,840	0
Corpus Christi, TX	0	0	4,765	43
Halfmoon (Albany), NY	0	1,190	4,336	1,215
Lebanon (Cincinnati), OH	0	240	4,176	139
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	5,558	800	13,750	0
Oklahoma City, OK (FDX Ground)	1,767	1,410	8,043	3,172
Waco, TX	3,280	1,350	7,383	3,818
Livonia (Detroit), MI	4,267	320	13,380	188
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	16,095	2,550	24,819	9,546
Roanoke, VA (FDX Ground)	2,866	1,740	8,460	0
Green Bay, WI	1,613	590	5,979	11
Stewartville (Rochester), MN	1,292	900	4,320	12
Tulsa, OK	1,267	790	2,910	48
Buckner (Louisville), KY	12,993	2,280	24,353	175
Edwardsville (Kansas City), KS (International Paper)	6,804	2,750	15,335	209
Altoona, PA	1,987	1,200	7,790	33
Spring (Houston), TX	5,931	1,890	13,391	4,048
Indianapolis, IN	7,366	3,746	20,446	1,312
Sauget (St. Louis, MO), IL	6,659	1,890	13,310	2,209
Lindale (Tyler), TX	4,393	948	9,390	1,965
Kansas City, MO	0	1,000	8,600	403
Frankfort (Lexington), KY	13,483	1,850	26,150	0
Jacksonville, FL (FDX Ground)	12,587	6,000	24,646	280
Monroe (Cincinnati), OH	11,453	1,800	11,137	8,640
Greenwood (Indianapolis), IN (ULTA)	15,855	2,250	35,235	289
Ft. Worth (Dallas), TX	16,364	8,200	27,101	347
Cincinnati, OH	0	800	5,950	0
Rockford, IL (Collins Aerospace Systems)	0	480	4,620	0
Concord (Charlotte), NC	14,197	4,305	27,671	1,078
Covington (New Orleans), LA	8,917	2,720	15,690	16
Imperial (Pittsburgh), PA	8,734	3,700	16,250	40
Burlington (Seattle/Everett), WA	14,264	8,000	22,211	160
Colorado Springs, CO	13,469	2,150	26,350	820
Louisville, KY	5,267	1,590	9,714	0
Davenport (Orlando), FL	19,243	7,060	30,721	306
Olathe (Kansas City), KS	16,217	3,616	29,387	2,444
Hamburg (Buffalo), NY	17,411	1,700	33,150	290
Ft. Myers, FL	10,873	2,486	18,400	798
Walker (Grand Rapids), MI	16,027	4,034	27,621	0
Mesquite (Dallas), TX	25,461	6,248	43,632	0
Aiken (Augusta, GA), SC	12,003	1,362	19,678	0
Homestead (Miami), FL	19,193	4,427	33,446	39
Oklahoma City, OK (Bunzl)	4,243	845	7,883	0
Concord (Charlotte), NC	20,587	4,307	35,736	0
Kenton, OH	9,592	855	17,027	849
Stow, OH	10,106	1,430	17,504	0
Charleston, SC (FDX)	11,444	4,639	16,848	52
Oklahoma City, OK (Amazon)	16,501	1,618	28,260	0

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2021

(in thousands)

Column A	Column B	Column C		Column D
				Capitalization
			Buildings and	Subsequent to
Description	Encumbrances	Land	Improvements	Acquisition

Savannah, GA (Shaw)	$26,273	$4,405	$51,621	$0
Daytona Beach, FL	16,170	3,120	26,855	899
Mobile, AL	15,609	2,480	30,572	0
Charleston, SC (FDX Ground)	25,171	7,103	39,473	0
Braselton (Atlanta), GA	33,730	13,965	46,262	11
Trenton, NJ	47,039	8,336	75,652	0
Savannah, GA (FDX Ground)	15,091	3,441	24,091	0
Lafayette, IN	15,234	2,802	22,277	0
Greenwood (Indianapolis), IN (Amazon)	48,802	4,839	74,525	0
Lancaster (Columbus), OH	8,311	959	16,599	0
Whitsett (Greensboro), NC	28,277	2,735	43,976	0
Ogden (Salt Lake City), UT	7,805	1,287	11,380	0
Oklahoma City, OK (Amazon II)	9,272	1,378	13,584	0
Plain City (Columbus), OH	45,322	6,554	65,187	0
Locust Grove (Atlanta), GA	55,307	9,667	83,569	0
Burlington, VT	0	7,729	46,096	0
Kodak (Knoxville), TN	0	2,918	30,972	0
Shopping Center
Somerset, NJ	0	35	637	2,467
Vacant Land
Shelby County, TN	0	11	0	0
	$839,622	$277,846	$1,884,965	$140,879

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2021

(in thousands)

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2021
Description	Land	Bldg & Imp	Total

Industrial Buildings
Monaca (Pittsburgh), PA	$402	$7,562	$7,964
Ridgeland (Jackson), MS	218	2,738	2,956
Urbandale (Des Moines), IA	310	2,234	2,544
Richland (Jackson), MS	211	1,690	1,901
O’Fallon (St. Louis), MO	264	3,986	4,250
Fayetteville, NC	172	5,286	5,458
Schaumburg (Chicago), IL	1,040	4,407	5,447
Burr Ridge (Chicago), IL	270	1,615	1,885
Romulus (Detroit), MI	531	4,418	4,949
Liberty (Kansas City), MO	724	7,075	7,799
Omaha, NE	1,170	4,794	5,964
Charlottesville, VA	1,170	3,292	4,462
Jacksonville, FL (FDX)	1,165	5,419	6,584
West Chester Twp. (Cincinnati), OH	695	5,039	5,734
Mechanicsville (Richmond), VA	1,160	6,676	7,836
St. Joseph, MO	800	12,705	13,505
Newington (Hartford), CT	410	3,116	3,526
Cudahy (Milwaukee), WI	980	8,835	9,815
Beltsville (Washington, DC), MD	3,200	11,521	14,721
Granite City (St. Louis, MO), IL	340	12,418	12,758
Winston-Salem, NC	980	6,447	7,427
Elgin (Chicago), IL	1,280	5,902	7,182
Cheektowaga (Buffalo), NY	4,797	6,164	10,961
Tolleson (Phoenix), AZ	1,316	15,508	16,824
Edwardsville (Kansas City), KS (Carlstar)	1,185	6,098	7,283
Wheeling (Chicago), IL	5,112	14,513	19,625
Richmond, VA	446	4,651	5,097
Tampa, FL (FDX Ground)	5,000	14,745	19,745
Montgomery (Chicago), IL	2,000	9,303	11,303
Denver, CO	1,150	5,224	6,374
Hanahan (Charleston), SC (SAIC)	1,129	13,334	14,463
Hanahan (Charleston), SC (Amazon)	930	8,376	9,306
Augusta, GA (FDX Ground)	614	4,749	5,363
Tampa, FL (Tampa Bay Grand Prix)	1,867	3,811	5,678
Huntsville, AL	748	5,914	6,662
Augusta, GA (FDX)	380	1,613	1,993
Lakeland, FL	261	1,782	2,043
El Paso, TX	3,225	9,206	12,431
Richfield (Cleveland), OH	2,677	13,960	16,637
Tampa, FL (FDX)	2,830	5,518	8,348
Griffin (Atlanta), GA	760	14,322	15,082
Roanoke, VA (CHEP USA)	1,853	5,619	7,472
Orion, MI	4,650	18,506	23,156
Chattanooga, TN	300	5,069	5,369
Bedford Heights (Cleveland), OH	990	6,314	7,304
Punta Gorda, FL	0	4,134	4,134
Cocoa, FL	1,881	12,246	14,127
Orlando, FL	2,200	6,610	8,810
Topeka, KS	0	3,680	3,680
Memphis, TN	1,235	14,858	16,093
Houston, TX	1,661	6,560	8,221
Carrollton (Dallas), TX	1,500	16,997	18,497

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2021

(in thousands)

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2021
Description	Land	Bldg & Imp	Total

Ft. Mill (Charlotte, NC), SC	$1,747	$15,317	$17,064
Lebanon (Nashville), TN	2,230	11,985	14,215
Rockford, IL (Sherwin-Williams Co.)	1,100	4,451	5,551
Edinburg, TX	1,000	11,039	12,039
Streetsboro (Cleveland), OH	1,760	17,840	19,600
Corpus Christi, TX	0	4,808	4,808
Halfmoon (Albany), NY	1,190	5,551	6,741
Lebanon (Cincinnati), OH	240	4,315	4,555
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	800	13,750	14,550
Oklahoma City, OK (FDX Ground)	1,410	11,215	12,625
Waco, TX	1,350	11,201	12,551
Livonia (Detroit), MI	320	13,568	13,888
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	2,550	34,365	36,915
Roanoke, VA (FDX Ground)	1,740	8,460	10,200
Green Bay, WI	590	5,990	6,580
Stewartville (Rochester), MN	900	4,332	5,232
Tulsa, OK	790	2,958	3,748
Buckner (Louisville), KY	2,280	24,528	26,808
Edwardsville (Kansas City), KS (International Paper)	2,750	15,544	18,294
Altoona, PA	1,200	7,823	9,023
Spring (Houston), TX	1,890	17,439	19,329
Indianapolis, IN	3,746	21,758	25,504
Sauget (St. Louis, MO), IL	1,890	15,519	17,409
Lindale (Tyler), TX	948	11,355	12,303
Kansas City, MO	1,000	9,003	10,003
Frankfort (Lexington), KY	1,850	26,150	28,000
Jacksonville, FL (FDX Ground)	6,000	24,926	30,926
Monroe (Cincinnati), OH	1,800	19,777	21,577
Greenwood (Indianapolis), IN (ULTA)	2,250	35,524	37,774
Ft. Worth (Dallas), TX	8,200	27,448	35,648
Cincinnati, OH	800	5,950	6,750
Rockford, IL (Collins Aerospace Systems)	480	4,620	5,100
Concord (Charlotte), NC	4,305	28,749	33,054
Covington (New Orleans), LA	2,720	15,706	18,426
Imperial (Pittsburgh), PA	3,700	16,290	19,990
Burlington (Seattle/Everett), WA	8,000	22,371	30,371
Colorado Springs, CO	2,150	27,170	29,320
Louisville, KY	1,590	9,714	11,304
Davenport (Orlando), FL	7,060	31,027	38,087
Olathe (Kansas City), KS	3,616	31,831	35,447
Hamburg (Buffalo), NY	1,700	33,440	35,140
Ft. Myers, FL	2,486	19,198	21,684
Walker (Grand Rapids), MI	4,034	27,621	31,655
Mesquite (Dallas), TX	6,248	43,632	49,880
Aiken (Augusta, GA), SC	1,362	19,678	21,040
Homestead (Miami), FL	4,427	33,485	37,912
Oklahoma City, OK (Bunzl)	845	7,883	8,728
Concord (Charlotte), NC	4,307	35,736	40,043
Kenton, OH	855	17,876	18,731
Stow, OH	1,430	17,504	18,934
Charleston, SC (FDX)	4,639	16,900	21,539
Oklahoma City, OK (Amazon)	1,618	28,260	29,878

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2021

(in thousands)

Column A	Column E (1) (2)
	Gross Amount at Which Carried
	September 30, 2021
Description	Land	Bldg & Imp	Total

Savannah, GA (Shaw)	$4,405	$51,621	$56,026
Daytona Beach, FL	3,120	27,754	30,874
Mobile, AL	2,480	30,572	33,052
Charleston, SC (FDX Ground)	7,103	39,473	46,576
Braselton (Atlanta), GA	13,965	46,273	60,238
Trenton, NJ	8,336	75,652	83,988
Savannah, GA (FDX Ground)	3,441	24,091	27,532
Lafayette, IN	2,802	22,277	25,079
Greenwood (Indianapolis), IN (Amazon)	4,839	74,525	79,364
Lancaster (Columbus), OH	959	16,599	17,558
Whitsett (Greensboro), NC	2,735	43,976	46,711
Ogden (Salt Lake City), UT	1,287	11,380	12,667
Oklahoma City, OK (Amazon II)	1,378	13,584	14,962
Plain City (Columbus), OH	6,554	65,187	71,741
Locust Grove (Atlanta), GA	9,667	83,569	93,236
Burlington, VT	7,729	46,096	53,825
Kodak (Knoxville), TN	2,918	30,972	33,890
Shopping Center
Somerset, NJ	35	3,104	3,139
Vacant Land
Shelby County, TN	11	0	11
	$277,846	$2,025,844	$2,303,690

(1)	See pages 125-128 for reconciliation.
(2)	The aggregate cost for Federal tax purposes approximates historical cost.

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2021

(in thousands)

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Industrial Buildings
Monaca (Pittsburgh), PA	$3,730	1973	1973	(3)
Ridgeland (Jackson), MS	1,585	1989	1993	(3)
Urbandale (Des Moines), IA	1,459	1985	1994	(3)
Richland (Jackson), MS	1,200	1986	1994	(3)
O’Fallon (St. Louis), MO	2,735	1989	1995	(3)
Fayetteville, NC	3,532	1996	1997	(3)
Schaumburg (Chicago), IL	2,671	1997	1997	(3)
Burr Ridge (Chicago), IL	869	1998	1998	(3)
Romulus (Detroit), MI	2,477	1998	1998	(3)
Liberty (Kansas City), MO	4,128	1998	1998	(3)
Omaha, NE	2,734	1999	1999	(3)
Charlottesville, VA	1,905	1998	1999	(3)
Jacksonville, FL (FDX)	3,159	1997	1999	(3)
West Chester Twp. (Cincinnati), OH	2,842	1999	2000	(3)
Mechanicsville (Richmond), VA	3,560	2000	2001	(3)
St. Joseph, MO	6,518	2001	2001	(3)
Newington (Hartford), CT	1,635	2001	2001	(3)
Cudahy (Milwaukee), WI	4,075	2001	2001	(3)
Beltsville (Washington, DC), MD	5,045	2001	2001	(3)
Granite City (St. Louis, MO), IL	6,252	2001	2002	(3)
Winston-Salem, NC	3,239	2001	2002	(3)
Elgin (Chicago), IL	2,984	2002	2002	(3)
Cheektowaga (Buffalo), NY	2,330	2001	2007	(3)
Tolleson (Phoenix), AZ	7,674	2002	2003	(3)
Edwardsville (Kansas City), KS (Carlstar)	3,014	2002	2003	(3)
Wheeling (Chicago), IL	5,600	2003	2003	(3)
Richmond, VA	1,937	2004	2004	(3)
Tampa, FL (FDX Ground)	6,059	2004	2004	(3)
Montgomery (Chicago), IL	3,484	2000	2005	(3)
Denver, CO	2,108	2004	2005	(3)
Hanahan (Charleston), SC (SAIC)	5,791	2002	2005	(3)
Hanahan (Charleston), SC (Amazon)	2,852	2005	2005	(3)
Augusta, GA (FDX Ground)	1,878	2004	2005	(3)
Tampa, FL (Tampa Bay Grand Prix)	1,448	1989	2005	(3)
Huntsville, AL	1,714	2004	2005	(3)
Augusta, GA (FDX)	602	1993	2007	(3)
Lakeland, FL	724	1993	2007	(3)
El Paso, TX	2,780	2006	2007	(3)
Richfield (Cleveland), OH	4,156	2005	2006	(3)
Tampa, FL (FDX)	2,004	1997	2006	(3)
Griffin (Atlanta), GA	5,716	2003	2006	(3)
Roanoke, VA (CHEP USA)	2,286	1996	2007	(3)
Orion, MI	5,902	2007	2007	(3)
Chattanooga, TN	1,827	2003	2007	(3)
Bedford Heights (Cleveland), OH	2,530	1998	2007	(3)
Punta Gorda, FL	1,398	2007	2007	(3)
Cocoa, FL	3,725	2006	2008	(3)
Orlando, FL	2,405	1997	2008	(3)
Topeka, KS	1,179	2006	2009	(3)
Memphis, TN	4,278	1994	2010	(3)
Houston, TX	2,019	2006	2010	(3)
Carrollton (Dallas), TX	4,908	2009	2010	(3)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2021

(in thousands)

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Ft. Mill (Charlotte, NC), SC	$3,826	2010	2010	(3)
Lebanon (Nashville), TN	3,073	1993	2011	(3)
Rockford, IL (Sherwin-Williams Co.)	1,206	1998-2008	2011	(3)
Edinburg, TX	2,324	2011	2011	(3)
Streetsboro (Cleveland), OH	4,346	2012	2012	(3)
Corpus Christi, TX	1,176	2011	2012	(3)
Halfmoon (Albany), NY	1,134	2011	2012	(3)
Lebanon (Cincinnati), OH	1,069	2008	2012	(3)
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals Inc.)	3,261	2012	2012	(3)
Oklahoma City, OK (FDX Ground)	2,479	2012	2012	(3)
Waco, TX	2,363	2012	2012	(3)
Livonia (Detroit), MI	3,127	1999	2013	(3)
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	6,697	2012	2012	(3)
Roanoke, VA (FDX Ground)	1,799	2013	2013	(3)
Green Bay, WI	1,227	2013	2014	(3)
Stewartville (Rochester), MN	888	2013	2013	(3)
Tulsa, OK	631	2009	2014	(3)
Buckner (Louisville), KY	5,039	2014	2014	(3)
Edwardsville (Kansas City), KS (International Paper)	3,245	2013	2014	(3)
Altoona, PA	1,595	2013	2014	(3)
Spring (Houston), TX	3,432	2013	2014	(3)
Indianapolis, IN	4,009	2014	2014	(3)
Sauget (St. Louis, MO), IL	2,391	2014	2015	(3)
Lindale (Tyler), TX	1,699	2014	2015	(3)
Kansas City, MO	1,670	2015	2015	(3)
Frankfort (Lexington), KY	4,582	2015	2015	(3)
Jacksonville, FL (FDX Ground)	4,305	2015	2015	(3)
Monroe (Cincinnati), OH	2,452	2015	2015	(3)
Greenwood (Indianapolis), IN (ULTA)	5,828	2015	2015	(3)
Ft. Worth (Dallas), TX	4,358	2015	2015	(3)
Cincinnati, OH	928	2015	2015	(3)
Rockford, IL (Collins Aerospace Systems)	829	2012	2015	(3)
Concord (Charlotte), NC	4,847	2015	2016	(3)
Covington (New Orleans), LA	2,352	2015	2016	(3)
Imperial (Pittsburgh), PA	2,331	2016	2016	(3)
Burlington (Seattle/Everett), WA	3,154	2015	2016	(3)
Colorado Springs, CO	3,744	2016	2016	(3)
Louisville, KY	1,328	2016	2016	(3)
Davenport (Orlando), FL	4,094	2016	2016	(3)
Olathe (Kansas City), KS	3,960	2016	2017	(3)
Hamburg (Buffalo), NY	4,313	2016	2017	(3)
Ft. Myers, FL	2,312	2017	2017	(3)
Walker (Grand Rapids), MI	3,187	2017	2017	(3)
Mesquite (Dallas), TX	4,755	2017	2017	(3)
Aiken (Augusta, GA), SC	2,144	2017	2017	(3)
Homestead (Miami), FL	3,656	2017	2017	(3)
Oklahoma City, OK (Bunzl)	859	2017	2017	(3)
Concord (Charlotte), NC	3,818	2017	2017	(3)
Kenton, OH	1,970	2017	2017	(3)
Stow, OH	1,795	2017	2017	(3)
Charleston, SC (FDX)	1,703	2017	2018	(3)
Oklahoma City, OK (Amazon)	2,778	2018	2018	(3)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2021

(in thousands)

Column A	Column F	Column G	Column H	Column I
	Accumulated	Date of	Date	Depreciable
Description	Depreciation	Construction	Acquired	Life

Savannah, GA (Shaw)	$4,853	2018	2018	(3)
Daytona Beach, FL	2,454	2018	2018	(3)
Mobile, AL	2,548	2018	2018	(3)
Charleston, SC (FDX Ground)	3,205	2018	2018	(3)
Braselton (Atlanta), GA	3,659	2018	2018	(3)
Trenton, NJ	5,819	2017	2019	(3)
Savannah, GA (FDX Ground)	1,750	2019	2019	(3)
Lafayette, IN	1,238	2019	2019	(3)
Greenwood (Indianapolis), IN (Amazon)	3,822	2020	2020	(3)
Lancaster (Columbus), OH	638	2020	2020	(3)
Whitsett (Greensboro), NC	1,503	2020	2020	(3)
Ogden (Salt Lake City), UT	389	2020	2020	(3)
Oklahoma City, OK (Amazon II)	363	2020	2020	(3)
Plain City (Columbus), OH	1,254	2021	2021	(3)
Locust Grove (Atlanta), GA	1,607	2021	2021	(3)
Burlington, VT	197	2021	2021	(3)
Kodak (Knoxville), TN	66	2021	2021	(3)
Shopping Center
Somerset, NJ	1,873	1969	1970	(3)
Vacant Land
Shelby County, TN	0	N/A	2007	N/A
	$345,988

(3)	Depreciation is computed based upon the following estimated lives:
Building: 31.5 to 39 years; Building Improvements: 3 to 39 years; Tenant Improvements: Lease Term

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

SEPTEMBER 30, 2021

(in thousands)

(1)	Reconciliation

REAL ESTATE INVESTMENTS

	9/30/2021	9/30/2020	9/30/2019

Balance-Beginning of Year	$2,043,864	$1,866,518	$1,719,578
Additions:
Acquisitions	252,693	171,262	136,598
Improvements	12,430	6,084	10,342
Total Additions	265,123	177,346	146,940
Deletions:
Sales	(5,297)	0	0
Total Deletions	(5,297)	0	0

Balance-End of Year	$2,303,690	$2,043,864	$1,866,518

ACCUMULATED DEPRECIATION

	9/30/2021	9/30/2020	9/30/2019

Balance-Beginning of Year	$296,020	$249,584	$207,065
Depreciation	51,250	46,436	42,519
Sales	(1,282)	0	0

Balance-End of Year	$345,988	$296,020	$249,584

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III

SEPTEMBER 30, 2021

(in thousands)

(1)	Reconciliation

	2021	2020	2019
Balance – Beginning of Year	$2,043,864	$1,866,518	$1,719,578
Additions:
Monaca (Pittsburgh), PA	$11	$42	$0
Ridgeland (Jackson), MS	220	425	426
Urbandale (Des Moines), IA	0	0	20
Richland (Jackson), MS	0	0	0
O’Fallon (St. Louis), MO	0	0	4
Fayetteville, NC	3	0	4
Schaumburg (Chicago), IL	0	269	0
Burr Ridge (Chicago), IL	178	0	14
Romulus (Detroit), MI	0	0	217
Liberty (Kansas City), MO	0	262	137
Omaha, NE	0	0	19
Charlottesville, VA	0	0	6
Jacksonville, FL (FDX)	0	0	187
West Chester Twp. (Cincinnati), OH	0	0	0
Mechanicsville (Richmond), VA	9	21	14
St. Joseph, MO	106	10	25
Newington (Hartford), CT	19	13	0
Cudahy (Milwaukee), WI	8	0	41
Beltsville (Washington, DC), MD	208	0	0
Carlstadt (New York, NY), NJ	0	0	354
Granite City (St. Louis, MO), IL	60	0	0
Winston-Salem, NC	163	17	0
Elgin (Chicago), IL	3	204	0
Cheektowaga (Buffalo), NY	0	0	0
Tolleson (Phoenix), AZ	0	0	0
Edwardsville (Kansas City), KS (Carlstar)	0	50	0
Wheeling (Chicago), IL	632	0	10
Richmond, VA	7	184	138
Tampa, FL (FDX Ground)	0	44	0
Montgomery (Chicago), IL	0	0	0
Denver, CO	0	10	10
Hanahan (Charleston), SC (SAIC)	0	447	606
Hanahan (Charleston), SC (Amazon)	3	1,613	75
Augusta, GA (FDX Ground)	0	0	0
Tampa, FL (Tampa Bay Grand Prix)	0	0	0
Huntsville, AL	0	0	0
Augusta, GA (FDX)	9	0	6
Lakeland, FL	0	0	0
El Paso, TX	0	0	0
Richfield (Cleveland), OH	190	0	0
Tampa, FL (FDX)	447	36	8
Griffin (Atlanta), GA	0	7	142
Roanoke, VA (CHEP USA)	8	0	0
Orion, MI	215	51	0
Chattanooga, TN	0	20	210
Bedford Heights (Cleveland), OH	0	6	378
Punta Gorda, FL	0	0	0
Cocoa, FL	0	0	0
Orlando, FL	0	36	0
Topeka, KS	0	0	0
Memphis, TN	0	(21)	1,499
Houston, TX	30	28	0
Carrollton (Dallas), TX	2	548	128

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30, 2021

(in thousands)

(1)	Reconciliation (cont’d)

	2021	2020	2019

Ft. Mill (Charlotte, NC), SC	$0	$0	$(10)
Lebanon (Nashville), TN	0	0	0
Rockford, IL (Sherwin-Williams Co.)	0	0	0
Edinburg, TX	0	0	0
Streetsboro (Cleveland), OH	0	0	0
Corpus Christi, TX	0	0	0
Halfmoon (Albany), NY	1,014	202	0
Lebanon (Cincinnati), OH	0	102	0
Olive Branch (Memphis, TN), MS (Anda Pharmaceuticals)	0	0	0
Oklahoma City, OK (FDX Ground)	0	19	21
Waco, TX	0	0	0
Livonia (Detroit), MI	8	0	118
Olive Branch (Memphis, TN), MS (Milwaukee Tool)	0	0	0
Roanoke, VA (FDX Ground)	0	0	0
Green Bay, WI	10	0	0
Stewartville (Rochester), MN	8	0	4
Tulsa, OK	0	0	0
Buckner (Louisville), KY	0	0	0
Edwardsville (Kansas City), KS (International Paper)	0	0	0
Altoona, PA	0	(4)	4
Spring (Houston), TX	0	12	22
Indianapolis, IN	0	0	0
Sauget (St. Louis, MO), IL	2,204	0	0
Lindale (Tyler), TX	2,338	0	0
Kansas City, MO	0	0	23
Frankfort (Lexington), KY	0	0	0
Jacksonville, FL (FDX Groun d)	0	99	91
Monroe (Cincinnati), OH	0	0	4,052
Greenwood (Indianapolis), IN (ULTA)	8	253	0
Ft. Worth (Dallas), TX	29	287	32
Cincinnati, OH	0	0	0
Rockford, IL (Collins Aerospace Systems)	0	0	0
Concord (Charlotte), NC	0	9	0
Covington (New Orleans), LA	0	0	16
Imperial (Pittsburgh), PA	26	0	14
Burlington (Seattle/Everett), WA	0	49	92
Colorado Springs, CO	0	0	0
Louisville, KY	0	0	0
Davenport (Orlando), FL	3	304	0
Olathe (Kansas City), KS	3,621	89	0
Hamburg (Buffalo), NY	8	38	244
Ft. Myers, FL	0	21	0
Walker (Grand Rapids), MI	0	0	0
Mesquite (Dallas), TX	0	0	0
Aiken (Augusta, GA), SC	0	0	0
Homestead (Miami), FL	0	0	38
Oklahoma City, OK (Bunzl)	0	0	0
Concord (Charlotte), NC	0	0	0
Kenton, OH	0	0	849
Stow, OH	0	0	0
Charleston, SC (FDX)	19	0	0
Oklahoma City, OK (Amazon)	0	0	0

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO SCHEDULE III, (CONT’D)

SEPTEMBER 30, 2021

(in thousands)

(1)	Reconciliation (cont’d)
	2021	2020	2019

Savannah, GA (Shaw)	$0	$0	$0
Daytona Beach, FL	593	272	35
Mobile, AL	0	0	0
Charleston, SC (FDX Ground)	0	0	0
Braselton (Atlanta), GA	10	0	0
Trenton, NJ	0	0	83,988
Savannah, GA (FDX Ground)	0	0	27,532
Lafayette, IN	0	0	25,079
Greenwood (Indianapolis), IN (Amazon)	0	79,364	0
Lancaster (Columbus), OH	0	17,558	0
Whitsett (Greensboro), NC	0	46,711	0
Ogden (Salt Lake City), UT	0	12,667	0
Oklahoma City, OK (Amazon II)	0	14,963	0
Plain City (Columbus), OH	71,742	0	0
Locust Grove (Atlanta), GA	93,236	0	0
Burlington, VT	53,825	0	0
Kodak (Knoxville), TN	33,890	0	0
Shopping Center
Somerset, NJ	0	9	18
Total Additions	$265,123	$177,346	$146,940
Total Disposals	(5,297)	0	0
Balance – End of Year	$2,303,690	$2,043,864	$1,866,518

SIGNATURES

Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONMOUTH REAL ESTATE INVESTMENT
CORPORATION
(registrant)

Date: November 12, 2021	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive
Officer and Director, its principal executive officer

Date: November 12, 2021	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 12, 2021	By:	/s/ Eugene W. Landy
Eugene W. Landy, Chairman of the Board and Director

Date: November 12, 2021	By:	/s/ Michael P. Landy
Michael P. Landy, President, Chief Executive Officer and Director

Date: November 12, 2021	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer and Director

Date: November 12, 2021	By:	/s/ Kiernan Conway
Kiernan Conway, Director

Date: November 12, 2021	By:	/s/ Daniel D. Cronheim
Daniel D. Cronheim, Director

Date: November 12, 2021	By:	/s/ Catherine B. Elflein
Catherine B. Elflein, Director

Date: November 12, 2021	By:	/s/ Brian H. Haimm
Brian H. Haimm, Director

Date: November 12, 2021	By:	/s/ Neal Herstik
Neal Herstik, Director

Date: November 12, 2021	By:	/s/ Matthew I. Hirsch
Matthew I. Hirsch, Director

Date: November 12, 2021	By:	/s/ Samuel A. Landy
Samuel A. Landy, Director

Date: November 12, 2021	By:	/s/ Gregory T. Otto
Gregory T. Otto, Director

Date: November 12, 2021	By:	/s/ Sonal Pande
Sonal Pande, Director

Date: November 12, 2021	By:	/s/ Scott L. Robinson
Scott L. Robinson, Director

