Form 10-Q
period 2021-12-31
MONMOUTH REAL ESTATE INVESTMENT CORP
filed 2022-02-04
CIK 67625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of February 1, 2022: 98,486,382

MONMOUTH REAL ESTATE INVESTMENT CORPORATION

AND SUBSIDIARIES

FOR THE QUARTER ENDED DECEMBER 31, 2021

PART I:

FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND SEPTEMBER 30, 2021

(in thousands except per share amounts)

	December 31, 2021 (Unaudited)	September 30, 2021
ASSETS
Real Estate Investments:
Land	$282,290	$277,846
Buildings and Improvements	2,059,683	2,025,844
Total Real Estate Investments	2,341,973	2,303,690
Accumulated Depreciation	(359,659)	(345,988)
Real Estate Investments	1,982,314	1,957,702

Cash and Cash Equivalents	17,713	48,618
Securities Available for Sale at Fair Value	160,275	143,505
Tenant and Other Receivables	6,567	5,083
Deferred Rent Receivable	16,283	15,679
Prepaid Expenses	14,475	8,502
Intangible Assets, net of Accumulated Amortization of $20,272 and $19,669, respectively	20,873	20,959
Capitalized Lease Costs, net of Accumulated Amortization of $4,633 and $4,435, respectively	6,065	5,719
Financing Costs, net of Accumulated Amortization of $939 and $745, respectively	1,279	991
Other Assets	5,486	9,125

TOTAL ASSETS	$2,231,330	$2,215,883

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – CONTINUED

AS OF DECEMBER 31, 2021 AND SEPTEMBER 30, 2021

(in thousands except per share amounts)

	December 31, 2021 (Unaudited)	September 30, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$808,722	$832,184
Loans Payable	300,000	250,000
Accounts Payable and Accrued Expenses	6,169	8,231
Other Liabilities	27,667	30,734
Total Liabilities	1,142,558	1,121,149

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity:
6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 Par Value Per Share: 26,600 Shares Authorized as of December 31, 2021 and September 30, 2021; 21,986 Shares Issued and Outstanding as of December 31, 2021 and September 30, 2021	549,640	549,640
Common Stock, $0.01 Par Value Per Share: 300,000 Shares Authorized as of December 31, 2021 and September 30, 2021; 98,486 and 98,333 Shares Issued and Outstanding as of December 31, 2021 and September 30, 2021, respectively	985	983
Excess Stock, $0.01 Par Value Per Share: 200,000 Shares Authorized as of December 31, 2021 and September 30, 2021; No Shares Issued or Outstanding as of December 31, 2021 and September 30, 2021	0	0
Additional Paid-In Capital	539,259	546,341
Accumulated Other Comprehensive Loss	(1,112)	(2,230)
Undistributed Income	0	0
Total Shareholders’ Equity	1,088,772	1,094,734

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2,231,330	$2,215,883

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	Three Months Ended
	12/31/2021	12/31/2020
INCOME:
Rental Revenue	$40,999	$36,846
Reimbursement Revenue	7,475	6,737
Lease Termination Income	0	377
TOTAL INCOME	48,474	43,960

EXPENSES:
Real Estate Taxes	5,956	5,318
Operating Expenses	1,762	1,736
General & Administrative Expenses	2,442	2,272
Non-recurring Strategic Alternatives & Proxy Costs	12,274	0
Depreciation	13,728	12,078
Amortization of Capitalized Lease Costs and Intangible Assets	894	809
TOTAL EXPENSES	37,056	22,213

OTHER INCOME (EXPENSE):
Dividend Income	1,729	1,607
Unrealized Holding Gains Arising During the Periods	16,508	19,721
Interest Expense, including Amortization of Financing Costs	(9,822)	(9,159)
TOTAL OTHER INCOME (EXPENSE)	8,415	12,169

NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	19,833	33,916

Less: Preferred Dividends	8,416	8,170

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$11,417	$25,746

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020 – CONTINUED

	Three Months Ended
	12/31/2021	12/31/2020

BASIC INCOME – PER SHARE
Net Income Attributable to Shareholders	$0.20	$0.34
Less: Preferred Dividends	(0.08)	(0.08)
Net Income Attributable to Common Shareholders – Basic	$0.12	$0.26

DILUTED INCOME – PER SHARE
Net Income Attributable to Shareholders	$0.20	$0.34
Less: Preferred Dividends	(0.08)	(0.08)
Net Income Attributable to Common Shareholders - Diluted	$0.12	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands)
Basic	98,388	98,105
Diluted	98,479	98,211

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	Three Months Ended
	12/31/2021	12/31/2020

Net Income Attributable to Shareholders	$19,833	$33,916
Other Comprehensive Income:
Change in Fair Value of Interest Rate Swap Agreement	1,118	433
TOTAL COMPREHENSIVE INCOME	20,951	34,349
Less: Preferred Dividends	8,416	8,170
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$12,535	$26,179

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except per share data)

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2021	$983	$549,640	$546,341	$0	$(2,230)	$1,094,734
Shares Issued in Connection with the DRIP (1)	0	0	3	0	0	3
Stock Compensation Expense	0	0	94	0	0	94
Distributions To Common Shareholders ($0.18 per share)	0	0	(6,284)	(11,417)	0	(17,701)
Stock Option Exercise	1	0	662	0	0	663
Shares Withheld for Employee Taxes in Connection with the Net Exercise of Employee Stock Options	1	0	(1,557)	0	0	(1,556)
Net Income Attributable to Shareholders	0	0	0	19,833	0	19,833
Preferred Dividends ($0.3828125 per share)	0	0	0	(8,416)	0	(8,416)
Change in Fair Value of Interest Rate Swap Agreement	0	0	0	0	1,118	1,118
Balance December 31, 2021	$985	$549,640	$539,259	$0	$(1,112)	$1,088,772

	Common Stock	Preferred Stock Series C	Additional Paid in Capital	Undistributed Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance September 30, 2020	$981	$471,994	$568,998	$0	$(4,368)	$1,037,605
Shares Issued in Connection with the DRIP (1)	1	0	1,257	0	0	1,258
Shares Issued in Connection with At-The-Market Sales Agreement Program of 6.125% Series C Preferred Stock, net of offering costs	0	77,646	(1,688)	0	0	75,958
Stock Compensation Expense	0	0	57	0	0	57
Distributions To Common Shareholders ($0.17 per share)	0	0	9,075	(25,746)	0	(16,671)
Stock Option Exercise	1	0	1,565	0	0	1,566
Net Income Attributable to Shareholders	0	0	0	33,916	0	33,916
Preferred Dividends ($0.3828125 per share)	0	0	0	(8,170)	0	(8,170)
Change in Fair Value of Interest Rate Swap Agreement	0	0	0	0	433	433
Balance December 31, 2020	$983	$549,640	$579,264	$0	$(3,935)	$1,125,952

(1)	Dividend Reinvestment and Stock Purchase Plan

See Accompanying Notes to the Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	Three Months Ended
	12/31/2021	12/31/2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Attributable to Shareholders	$19,833	$33,916
Noncash Items Included in Net Income Attributable to Shareholders:
Depreciation & Amortization	15,050	13,217
Deferred Straight Line Rent	(617)	(618)
Stock Compensation Expense	94	57
Securities Available for Sale Received as Dividend Income	(262)	(239)
Unrealized Holding Gains Arising During the Periods	(16,508)	(19,721)
Changes In:
Tenant & Other Receivables	(1,467)	1,400
Prepaid Expenses	(5,973)	(4,546)
Other Assets & Capitalized Lease Costs	730	824
Accounts Payable, Accrued Expenses & Other Liabilities	(2,487)	5,402
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,393	29,692

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Real Estate & Intangible Assets	(31,812)	(170,568)
Capital Improvements	(8,500)	(2,256)
Return of Deposits on Real Estate	2,200	5,000
Deposits Paid on Acquisitions of Real Estate	0	(1,450)
Proceeds from Securities Available for Sale Called for Redemption	0	2,500
NET CASH USED IN INVESTING ACTIVITIES	(38,112)	(166,774)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Draws on Loans Payable	50,000	0
Proceeds from Fixed Rate Mortgage Notes Payable	0	104,000
Principal Payments on Fixed Rate Mortgage Notes Payable	(23,696)	(14,923)
Financing Costs Paid on Debt	(483)	(569)
Proceeds from the Exercise of Stock Options	663	1,566
Proceeds from At-The-Market 6.125% Series C Preferred Stock, net of offering costs	0	75,958
Proceeds from Issuance of Common Stock in the DRIP, net of Dividend Reinvestments	0	237
Preferred Dividends Paid	(8,416)	(7,774)
Payment of Taxes for Shares of Common Stock Withheld for Employee Taxes in Connection with the Net Exercise of Employee Stock Options	(1,556)	0
Common Dividends Paid, net of Reinvestments	(17,698)	(15,650)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,186)	142,845

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,905)	5,763
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	48,618	23,517
CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,713	$29,280

See Accompanying Notes to Consolidated Financial Statements

MONMOUTH REAL ESTATE INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2021

NOTE 1 – ORGANIZATION AND ACCOUNTING POLICIES

Monmouth Real Estate Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries (we, our, us, the Company, Monmouth or MREIC), operates as a real estate investment trust (REIT) deriving its income primarily from real estate rental operations. We were founded in 1968 and are one of the oldest public equity REITs in the world. As of December 31, 2021, we owned 123 properties with total rentable square footage of 25.2 million, as compared to 122 properties with total rentable square footage of 24.9 million as of September 30, 2021. Our 99.7% overall occupancy rate remained unchanged at the end of the quarter as compared to September 30, 2021 and has been 98.9% or above for over six consecutive years. Our properties are located in 32 states: Alabama, Arizona, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin. As of the quarter ended December 31, 2021, our weighted average lease term was 7.1 years and our annualized average base rent per occupied square foot was $6.69. As of December 31, 2021, the weighted average building age, based on the square footage of our buildings, was 10.2 years.

As previously announced, on November 5, 2021, we entered into a definitive merger agreement with Industrial Logistics Properties Trust, a Maryland real estate investment trust (“ILPT”), under which, on the terms and subject to the conditions set forth in the merger agreement, ILPT will acquire us in an all-cash transaction, with our common shareholders receiving $21.00 in cash per share upon the consummation of the transaction. ILPT’s acquisition of us is subject to obtaining the requisite approval of our common shareholders, the special meeting of shareholders for which is scheduled to take place on February 17, 2022, and the satisfaction of other customary closing conditions. Upon closing of the merger with ILPT, holders of our outstanding 6.125% Series C Cumulative Redeemable Preferred Stock (“6.125% Series C Preferred Stock”) will receive $25.00 in cash per share plus accumulated and unpaid dividends to, but not including, the date the merger is completed. As permitted by the merger agreement with ILPT, we plan to continue to pay our regular quarterly common stock dividend and our 6.125% Series C Preferred Stock dividend for each full quarterly dividend period completed prior to the closing of the transaction, in amounts not exceeding $0.18 per share for our common stock and equal to $0.3828125 per share for our 6.125% Series C Preferred Stock. This transaction with ILPT represents the culmination of the publicly announced comprehensive strategic alternatives review processes conducted by our Board of Directors (“Board of Directors” or the “Board”) during 2021. Our Board re-initiated its strategic alternatives review process in September 2021 after a previous agreement for a stock-for-stock merger that we entered into with another party, following a strategic alternatives review process in the first half of calendar year 2021, did not receive the requisite approval of our shareholders.

As discussed in Note 10, subsequent to quarter end, on January 28, 2022, we purchased a newly constructed 530,000 square foot industrial building, situated on 53.5 acres, located in the Birmingham, AL Metropolitan Statistical Area (MSA). The building is 100% net-leased to Mercedes Benz US International, Inc. for 10 years through November 2031. The property was acquired for a purchase price of $51.7 million. Annual rental revenue over the remaining term of the lease averages $3.3 million. With the addition of this new acquisition, we currently have 124 properties consisting of 25.7 million rentable square feet which are located in 32 states with a weighted average lease term of 7.2 years and an annualized average base rent per occupied square foot of $6.69.

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

Our portfolio of modern, net-leased industrial properties continues to provide shareholders with reliable and predictable income streams. Our resilient high occupancy rates and rent collection results highlight the mission-critical nature of our assets and underscore the essential need for our tenants’ operations. Furthermore, because our weighted average lease term is 7.1 years and our weighted average fixed rate mortgage debt maturity is 10.7 years, we expect our cash flow to remain resilient over long periods of time. Throughout the COVID-19 Pandemic, our overall occupancy rate has been over 99% and is 99.7% as of the quarter end. Our base rent collections remained strong, averaging 99.9% throughout the COVID-19 Pandemic, and we expect future months to be consistent with this trend.

US industrial real estate market conditions are as strong as they have ever been with record high asking rents, a robust development pipeline, and an all-time high occupancy rate of 97%. Companies are leasing space at record levels to handle the large increase in ecommerce sales as well as the need for safety stock to counter supply chain disruptions. Construction costs are rising dramatically due to the long lead times for sourcing materials. The amount of new construction for US industrial real estate has been increasing for several years as more industrial space is needed to handle direct-to-consumer distribution. It is estimated that ecommerce sales require three times the amount of warehouse space relative to brick and mortar retail sales. These new buildings are often highly automated and have much larger truck courts and parking requirements. Because modern industrial buildings are built to handle both wholesale distribution as well as direct to consumer distribution, they are known as omni-channel facilities. The West coast ports are continuing to experience severe bottlenecks in processing imports and as a result much container traffic is being diverted towards the Gulf and East coast ports. Given our geographic footprint, this trend is a very favorable one for us.

Income Tax

We have elected to be taxed as a REIT under Sections 856-860 of the Code, and we intend to maintain our qualification as a REIT. As a qualified REIT, with limited exceptions, we will not be taxed under Federal and certain state income tax laws at the corporate level on taxable income that we distribute to our shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. We are subject to franchise taxes in several of the states in which we own properties.

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

We follow the provisions of ASC Topic 740, Income Taxes, that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on our evaluation, we determined that we have no uncertain tax positions and no unrecognized tax benefits as of December 31, 2021. We record interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2021, the fiscal tax years 2018 through and including 2021 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Stock Compensation Plan

We account for awards of stock, stock options and restricted stock in accordance with ASC 718-10, “Compensation-Stock Compensation.” ASC 718-10 requires that compensation cost for all stock awards be calculated and amortized over the service period (generally equal to the vesting period). The compensation cost for stock option grants is determined using option pricing models, intended to estimate the fair value of the awards at the grant date less estimated forfeitures. The compensation expense for restricted stock is recognized based on the fair value of the restricted stock awards less estimated forfeitures. The fair value of stock awards and restricted stock awards is equal to the fair value of our stock on the grant date. The amortization of compensation costs for the awards of stock, stock option grants and restricted stock are included in General and Administrative Expenses in the accompanying Consolidated Statements of Income and amounted to $94,000 and $57,000 for the three months ended December 31, 2021 and 2020, respectively.

During the three months ended December 31, 2021, the following stock option, which by its terms vests one year after grant date, was granted under our Stock Option Plan:

Date of Grant	Number of Employees	Number of Shares (in thousands)	Option Price	Expiration Date
10/1/21	1	65	$18.89	10/1/29

During the three months ended December 31, 2020, no stock options were granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the stock option grant in fiscal 2022:

Fiscal 2022
Dividend yield	3.81%
Expected volatility	19.66%
Risk-free interest rate	1.26%
Expected lives (years)	8
Estimated forfeitures	0

The weighted average fair value of the option granted during the three months ended December 31, 2021 was $2.05 per share subject to the option.

During the three months ended December 31, 2021 and 2020, no shares of restricted stock were granted. During the three months ended December 31, 2021, two participants exercised options to purchase 71,000 shares of common stock at a weighted average price of $9.34 per share for total proceeds of $662,940. In addition, during the three months ended December 31, 2021, two participants exercised a net exercise of stock options. The two participants received 81,819 shares of common stock from the net exercise of options to purchase 449,978 shares of common stock at a weighted average exercise price of $13.68. During the three months ended December 31, 2020, two participants exercised options to purchase 130,000 shares of common stock at a weighted average price of $12.05 per share for total proceeds of $1.6 million. As of December 31, 2021, a total of 1.1 million shares were available for grant as stock, stock options, restricted stock, or other equity-based awards, plus any shares subject to outstanding options that expire or are forfeited without being exercised. As of December 31, 2021, there were outstanding options to purchase 370,000 shares with an aggregate intrinsic value of $2.2 million.

Under the terms of the definitive merger agreement with ILPT, upon closing of the merger, each outstanding stock option, whether vested or unvested and each restricted stock award outstanding will become fully vested and converted into the right to receive, in the case of stock options, the spread between $21.00 per share in cash and the exercise price and, in the case of restricted stock awards, $21.00 per share in cash. All outstanding stock options have an exercise price of less than $21.00 per share.

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

During the three months ended December 31, 2020, we entered into a lease termination agreement with RGH Enterprises, Inc. (Cardinal Health) for our 75,000 square foot facility located in Halfmoon (Albany), NY whereby we received a termination fee in the amount of $377,000 representing approximately 50% of the then remaining rent due under the lease, which was set to expire in 1.2 years on November 30, 2021. We simultaneously entered into a 10.4 year lease agreement with United Parcel Service, Inc. (UPS) which became effective November 1, 2020. The lease agreement with UPS provided for five months of free rent, after which, on April 1, 2021, initial annual rent of $510,000, representing $6.80 per square foot, commenced with 2.0% annual increases thereafter, resulting in a straight-line annualized rent of $541,000, representing $7.21 per square foot over the life of the lease, which expires March 31, 2031. This compares to the former U.S GAAP straight-line rent of $574,000, representing $7.65 per square foot and former cash rent of $8.19 per square foot, resulting in a decrease of $33,000, representing a 5.8% decrease on a U.S GAAP straight-line basis and a decrease of 17.0% on a cash basis. The new 10.4 year lease agreement with UPS provided for an additional 9.3 years of lease term versus the old lease with Cardinal Health.

Only three of our 123 properties have leases that contain an early termination provision. These three properties contain 177,000 total rentable square feet, representing less than 1% of our total rentable square feet. Our leases with early termination provisions are our 36,000 square foot location in Urbandale (Des Moines), IA, our 39,000 square foot location in Rockford, IL, and our 102,000 square foot location in O’Fallon (St. Louis), MO. Each lease termination provision contains certain requirements that must be met in order for the tenant to exercise the termination provision. These requirements include: the date termination can be exercised, the time frame that notice must be given by the tenant to us and the termination fee that would be required to be paid by the tenant to us. The total potential termination fees that would be payable to us from the three tenants with leases that have a termination provision amounts to $1.5 million.

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

Derivative Instruments and Hedging Activities

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our variable rate debt. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. Our primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on our future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes. As further described in “Note 5 – Debt”, in November 2019 we entered into an interest rate swap agreement that has the effect of fixing the interest rate on our $75.0 million unsecured term loan (the “Term Loan”).

The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. The re-pricing and scheduled maturity dates, payment dates, index and the notional amounts of the interest rate swap agreement coincides with those of the underlying Term Loan. The interest rate swap agreement is net settled monthly. The Company has designated this derivative as a cash flow hedge and has recorded the fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging (See Note 7 for information on the determination of fair value). The effective portion of the gain or loss on this hedge is reported as a component of Accumulated Other Comprehensive Loss on our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as throughout the hedging period. As of December 31, 2021, the Company has determined that this interest rate swap agreement is highly effective as a cash flow hedge. As a result, the fair value of this derivative of $1.1 million and $2.2 million as of December 31, 2021 and September 30, 2021, respectively, was recorded as a component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets, with the corresponding liability included in Other Liabilities. The change in the fair value of the interest rate swap agreement is reflected in the Consolidated Statement of Comprehensive Income and amounted to $1.1 million and $433,000 for the three months ended December 31, 2021 and December 31, 2020, respectively.

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

In addition, common stock equivalents of 92,000 and 106,000 shares are included in the diluted weighted average shares outstanding for the three months ended December 31, 2021 and 2020, respectively. For the diluted weighted average shares outstanding for the three months ended December 31, 2021 and 2020, 0 and 65,000 options to purchase shares of common stock were antidilutive and therefore excluded.

NOTE 3 – REAL ESTATE INVESTMENTS

Acquisitions

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

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation is a publicly-listed company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

We evaluated the property acquisition that took place during the three months ended December 31, 2021, to determine whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Accordingly, we accounted for the property purchased during fiscal 2022 as an asset acquisition and allocated the total cash consideration, including transaction costs of approximately $29,000, to the individual asset acquired on a relative fair value basis. There were no liabilities assumed in this acquisition. The financial information set forth below summarizes our purchase price allocation for this property acquired during the three months ended December 31, 2021 that was accounted for as an asset acquisition (in thousands):

Land	$2,837
Building	26,850
In-Place Leases	517

The following table summarizes the operating results included in our Consolidated Statements of Income for the property acquired during the three months ended December 31, 2021 (in thousands):

Three Months Ended 12/31/2021

Rental Revenues	$312
Net Income Attributable to Common Shareholders	181

Subsequent to quarter end, on January 28, 2022, we purchased a newly constructed 530,000 square foot industrial building, situated on 53.5 acres, located in the Birmingham, AL MSA. The building is 100% net-leased to Mercedes Benz US International, Inc. for 10 years through November 2031. The property was acquired for a purchase price of $51.7 million. Annual rental revenue over the remaining term of the lease averages $3.3 million.

Expansions

During fiscal 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million, resulting in an initial increase in annual rent effective November 5, 2020 of approximately $340,000 from approximately $2.14 million, or $6.83 per square foot, to approximately $2.48 million, or $7.91 per square foot. Furthermore, annual rent increased by 2.1% on June 1, 2021 and was to continue to increase 2.1% every five years, resulting in an annualized rent of $2.56 million, or $8.15 per square foot, from November 5, 2020 through May 2031, the remaining term of the lease. During the three months ended December 31, 2021, we completed the second phase of this parking expansion project at this location for a total cost of $2.3 million, resulting in an initial increase in annual rent effective November 19, 2021 of approximately $185,000 from approximately $2.53 million, or $8.08 per square foot, to approximately $2.72 million, or $8.67 per square foot. In addition, the expansion resulted in a new 14.5 year lease which extended the prior lease expiration date from May 2031 to May 2036. Furthermore, annual rent will increase by 1.9% on June 1, 2026 resulting in an annualized rent of approximately $2.76 million, or $8.78 per square foot from November 19, 2021 through the remaining term of the lease.

During the three months ended December 31, 2021, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Wheeling, IL for a total cost of $1.0 million, resulting in an initial increase in annual rent effective October 28, 2021 of approximately $105,000 from approximately $1.27 million, or $10.34 per square foot, to approximately $1.38 million, or $11.19 per square foot. In addition, the expansion resulted in a new 9.8 year lease which extended the prior lease expiration date from May 2027 to August 2031.

During the three months ended December 31, 2021, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Sauget (St. Louis, MO), IL for a total cost of $3.8 million, resulting in an initial increase in annual rent effective November 10, 2021 of approximately $346,000 from approximately $1.04 million, or $5.21 per square foot, to approximately $1.38 million, or $6.95 per square foot. In addition, the expansion resulted in a new 13.8 year lease which extended the prior lease expiration date from May 2029 to August 2035. Furthermore, annual rent will increase by 3.7% on June 1, 2029 resulting in an annualized rent from November 10, 2021 through the remaining term of the lease of approximately $1.40 million, or $7.07 per square foot.

During the three months ended December 31, 2021, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Orion, MI for a total cost of $6.5 million, resulting in an initial increase in annual rent effective November 24, 2021 of approximately $651,000 from approximately $1.91 million, or $7.77 per square foot, to approximately $2.56 million, or $10.42 per square foot. In addition, the expansion resulted in a new 9.9 year lease which extended the prior lease expiration date from June 2023 to October 2031.

The four parking expansions completed this quarter, as described above, totaled $13.7 million and resulted in total increased rent of $1.3 million and a weighted average lease extension of 6.7 years. In addition to these four parking expansions completed this quarter, we have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway, which we expect to cost approximately $31.4 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at seven additional locations bringing the total recently completed and likely future parking lot expansion projects to 18 currently.

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

Proforma information

The following unaudited pro-forma condensed financial information has been prepared utilizing our historical financial statements and the effect of additional revenue and expenses generated from properties acquired and expanded through December 31, 2021, and during fiscal 2021, assuming that the property acquisitions and completed expansions had occurred as of October 1, 2020, after giving effect to certain adjustments including: (a) Rental Revenue adjustments resulting from the straight-lining of scheduled rent increases, (b) Interest Expense resulting from the assumed increase in Fixed Rate Mortgage Notes Payable and Loans Payable related to the new acquisitions, and (c) Depreciation Expense related to the new acquisitions and expansions. Furthermore, the net proceeds raised from our Dividend Reinvestment and Stock Purchase Plan (the DRIP) were used to fund property acquisitions and expansions and therefore, the weighted average shares outstanding used in calculating the pro-forma Basic and Diluted Net Income (Loss) per Share Attributable to Common Shareholders has been adjusted to account for the increase in shares issued pursuant to the DRIP, as if all such shares have been issued on October 1, 2020. Additionally, the net proceeds raised from the issuance of additional shares of our 6.125% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (6.125% Series C Preferred Stock), through our At-The-Market Sales Agreement Program were used to help fund property acquisitions and, therefore, the pro-forma preferred dividend has been adjusted to account for its effect on pro-forma Net Income (Loss) Attributable to Common Shareholders as if all the preferred stock issuances had occurred on October 1, 2020. The unaudited pro-forma condensed financial information is not indicative of the results of operations that would have been achieved had the acquisitions and expansions reflected herein been consummated on the dates indicated or that will be achieved in the future.

	Three Months Ended (in thousands, except per share amounts)
	12/31/2021		12/31/2020
	As Reported	Pro-forma	As Reported	Pro-forma

Rental Revenue	$40,999	$41,302	$36,846	$40,987
Net Income Attributable to Common Shareholders	$11,417	$11,388	$25,746	$26,059
Basic and Diluted Net Income per Share Attributable to Common Shareholders	$0.12	$0.12	$0.26	$0.26

Tenant Concentration

We have a concentration of properties leased to FedEx Corporation (FDX) and FDX subsidiaries, consisting of 66 separate stand-alone leases covering 11.9 million square feet as of December 31, 2021 and 63 separate stand-alone leases covering 11.2 million square feet as of December 31, 2020. FDX is experiencing record demand due to the continued strong growth in ecommerce. Additionally, in periods of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed supplies throughout the world. As of December 31, 2021, the 66 separate stand-alone leases we have with FDX and FDX subsidiaries are located in 27 different states and have a weighted average lease maturity of 8.1 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 47% (4% to FDX and 43% to FDX subsidiaries) as of December 31, 2021 and 46% (5% to FDX and 41% to FDX subsidiaries) as of December 31, 2020.

As of December 31, 2021, the only tenants, other than FDX and its subsidiaries, that leased 5% or more of our total square footage were subsidiaries of Amazon.com, Inc (Amazon), which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 57% (4% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2022, and was 57% (5% to FDX and 52% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2021. The only tenants, other than FDX and its subsidiaries, that we estimate will comprise 5% or more of our total Rental and Reimbursement Revenue for fiscal 2022 are subsidiaries of Amazon, which is estimated to be 6% of our Annualized Rental and Reimbursement Revenue for fiscal 2022 and was 6% for of our Annualized Rental and Reimbursement Revenue for fiscal 2021.

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE AT FAIR VALUE

Our Securities Available for Sale at Fair Value consists primarily of marketable common and preferred stock of other REITs with a fair value of $160.3 million as of December 31, 2021. We intend to limit the size of this portfolio to no more than approximately 5% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.6 billion as of December 31, 2021. Our REIT securities portfolio provides us with diversification, income, a source of potential liquidity when needed, and also serves as a proxy for real estate when more favorable risk adjusted returns are not available in the private real estate markets. Our $160.3 million investment in marketable REIT securities as of December 31, 2021 represented 6.2% of our undepreciated assets. We normally hold REIT securities long-term and intend to hold these securities to recovery.

We recognized dividend income on our investments in securities of $1.7 million for the three months ended December 31, 2021. There have been no open market purchases or sales of securities during the three months ended December 31, 2021. We owned a total of 1.4 million common shares in UMH Properties, Inc. (UMH), a related REIT, as of December 31, 2021, at a total cost of $15.1 million and a fair value of $38.0 million, representing a 151% unrealized gain. Dividends received from our UMH common shares are reinvested through UMH’s Dividend Reinvestment and Stock Purchase Plan. On January 12, 2022 UMH announced a 5.3% dividend increase on its common shares.

As of December 31, 2021, we had total net unrealized holding losses on our securities portfolio of $60.1 million. As a result of the adoption of ASU 2016-01, we recognized net Unrealized Holding Gains Arising During the Periods in the accompanying Consolidated Statements of Income for the three months ended December 31, 2021 of $16.5 million.

NOTE 5 – DEBT

For the three months ended December 31, 2021 and 2020, amortization of financing costs included in interest expense was $428,000 and $331,000, respectively.

As of December 31, 2021, we owned 123 properties, of which 59 carried Fixed Rate Mortgage Notes Payable with outstanding principal balances totaling $815.9 million. The following is a summary of our Fixed Rate Mortgage Notes Payable as of December 31, 2021 and September 30, 2021 (in thousands):

	12/31/2021		9/30/2021
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed Rate Mortgage Notes Payable	$815,925	3.85%	$839,622	3.86%

Debt Issuance Costs	$12,434		$12,643
Accumulated Amortization of Debt Issuance Costs	(5,231)		(5,205)
Unamortized Debt Issuance Costs	$7,203		$7,438

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs	$808,722		$832,184

(1)	Weighted average interest rate excludes amortization of debt issuance costs.

As of December 31, 2021, interest payable on these mortgages were at fixed rates ranging from 2.95% to 6.75%, with a weighted average interest rate of 3.85%. This compares to a weighted average interest rate of 3.86% as of September 30, 2021 and 3.88% as of December 31, 2020. As of December 31, 2021, the weighted average loan maturity of the Fixed Rate Mortgage Notes Payable was 10.7 years. This compares to a weighted average loan maturity of the Fixed Rate Mortgage Notes Payable of 10.9 years as of September 30, 2021 and 11.5 years as of December 31, 2020.

On November 1, 2021, we fully repaid a $7.3 million mortgage loan for our property located in Streetsboro (Cleveland), OH. The loan had an interest rate of 5.5%.

On December 15, 2021, we entered into a New Term Loan Agreement (the “New Term Loan”), that provides for a $175.0 million, unsecured, delayed-draw term loan facility. The borrowings under the New Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or (ii) bear interest at the Federal Reserve Board’s Prime Rate plus 30 basis points to 100 basis points, depending on our leverage ratio. The New Term Loan matures on June 15, 2022 with two options to extend for additional three-month periods. Availability under the New Term Loan is limited to 60% of the value of the unencumbered real estate properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Term Loan the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties is 6.25%. Currently, our borrowings bear interest at LIBOR plus 140 basis points, which results in an interest rate of 1.51%. As of the quarter end, we did not have any amounts drawn down under our New Term Loan. Subsequent to the quarter end, on January 28, 2022 we drew down $60.0 million, resulting in $115.0 million being currently available.

Our existing line of credit facility (the “Facility”), entered into on November 15, 2019, consists of a $225.0 million unsecured line of credit facility (the “Revolver”) and a $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties is 6.25%. In addition, borrowings under the Revolver will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.54%. As of the quarter end and currently, we have the full $225.0 million drawn down under our Revolver. The $75.0 million Term Loan matures January 2025. The interest rate for borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

From time to time we may use a margin loan for temporary funding of acquisitions and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of December 31, 2021 and 2020. At December 31, 2021 and 2020, there were no amounts drawn down under the margin loan.

As noted in Note 9, in the absence of waivers or consents from holders of our indebtedness, which we, in consultation with ILPT, are currently seeking, the consummation of our merger with ILPT and resulting “change of control” is expected to result in a default or similar event under substantially all of our outstanding indebtedness, permitting the holders of such indebtedness to accelerate such indebtedness and demand immediate repayment at par, together with the applicable “make-whole” premium, if any, following the merger.

NOTE 6 – SHAREHOLDERS’ EQUITY

Our authorized stock as of December 31, 2021 consisted of 300.0 million shares of common stock, of which 98.5 million shares were issued and outstanding, 26.6 million authorized shares of 6.125% Series C Preferred Stock, of which 22.0 million shares were issued and outstanding, and 200.0 million authorized shares of Excess Stock, $0.01 par value per share, of which none were issued or outstanding.

Common Stock

During the three months ended December 31, 2021, we paid $17.7 million in total cash dividends, or $0.18 per share, to common shareholders. As previously announced, in January 2021, when our Board of Directors unanimously decided to explore strategic alternatives to maximize shareholder value, the Board also determined to temporally suspend our DRIP program during this process. As of the date of this report, the DRIP program remains suspended.

On January 14, 2021, our Board of Directors approved a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share. This represents an annualized dividend rate of $0.72 per share. This increase represented the third dividend increase in six years, representing a total increase of 20%. We have maintained or increased our common stock cash dividend for 31 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis.

Our Common Stock Repurchase Program (the “Program”) authorizes us to purchase up to $50.0 million of shares of our common stock. The Program does not have a termination date and may be suspended or discontinued at our discretion without prior notice. The remaining maximum dollar value that may be purchased under the Program as of December 31, 2021 is $45.7 million. No repurchases have occurred under the Program since April 2020.

6.125% Series C Cumulative Redeemable Preferred Stock

During the three months ended December 31, 2021, we paid $8.4 million in Preferred Dividends, or $0.3828125 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2021 through November 30, 2021. As of December 31, 2021, we had accrued Preferred Dividends of $2.8 million covering the period December 1, 2021 to December 31, 2021. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share. The 6.125% Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed or otherwise repurchased. Currently, the 6.125% Series C Preferred Stock is redeemable in whole, or in part, at our option, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption.

Under the terms of our merger agreement with ILPT, upon closing of the merger, each holder of our 6.125% Series C Preferred Stock, will receive $25.00 in cash per share plus accumulated and unpaid dividends to, but not including, the date the merger is completed and the outstanding shares of our 6.125% Series C Preferred Stock will be extinguished.

As of December 31, 2021, 22.0 million shares of our 6.125% Series C Preferred Stock were outstanding.

NOTE 7 - FAIR VALUE MEASUREMENTS

We follow ASC 825, Financial Instruments, for financial assets and liabilities recognized at fair value on a recurring basis. We measure certain financial assets and liabilities at fair value on a recurring basis, including Securities Available for Sale at Fair Value. Our financial assets consist mainly of marketable REIT securities. The fair value of these financial assets was determined using the following inputs at December 31, 2021 and September 30, 2021 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Equity Securities – Preferred Stock	$3,738	$3,738	$0	$0
Equity Securities – Common Stock	156,536	156,536	0	0
Mortgage Backed Securities	1	1	0	0
Interest Rate Swap	(1,112)	0	(1,112)	0
Total Securities Available for Sale at Fair Value	$159,163	$160,275	$(1,112)	$0

As of September 30, 2021:
Equity Securities – Preferred Stock	$5,750	$5,750	$0	$0
Equity Securities – Common Stock	137,754	137,754	0	0
Mortgage Backed Securities	1	1	0	0
Interest Rate Swap	(2,230)	0	(2,230)	0
Total Securities Available for Sale at Fair Value	$141,275	$143,505	$(2,230)	$0

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

The fair value of Cash and Cash Equivalents approximates their current carrying amounts since all such items are short term in nature. The fair value of variable rate Loans Payable approximates their current carrying amounts, since such amounts payable are at approximately a weighted average current market rate of interest. The estimated fair value of Fixed Rate Mortgage Notes Payable is based on discounting the future cash flows at a yearend risk adjusted borrowing rate currently available to us for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy. At December 31, 2021, the Fixed Rate Mortgage Notes Payable fair value (estimated based upon expected cash outflows discounted at current market rates) amounted to $860.5 million and the carrying value amounted to $815.9 million. When we acquired a property, we allocated the purchase price based upon relative fair value of all the assets and liabilities, including intangible assets and liabilities, relating to the properties acquired lease (See Note 3). Those fair value measurements were estimated based upon independent third-party appraisals and fell within level 3 of the fair value hierarchy.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended December 31, 2021 and 2020 was $9.8 million and $8.8 million, respectively.

Since the start of our strategic alternative process in early 2021, the DRIP program has been suspended and therefore, during the three months ended December 31, 2021, we had no dividend reinvestments. During the three months ended December 31, 2020, we had dividend reinvestments of $1.0 million, which required no cash transfers.

NOTE 9 – CONTINGENCIES, COMMITMENTS AND LEGAL MATTERS

In addition to the property purchased subsequent to the quarter end, as described in Note 10, we have entered into agreements to purchase two, new build-to-suit, industrial buildings that are currently being developed in Georgia and Texas, totaling 563,000 square feet. Both of these future acquisitions have net-leased terms of 15 years. The total purchase price for these two properties is $78.8 million. Both of these properties are leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing both of these transactions during the third quarter of fiscal 2022. FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation is a publicly-listed company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

In addition to the four recently completed FedEx Ground parking expansion projects, as described in Note 3, we have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway, which we expect to cost approximately $31.4 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at seven additional locations bringing the total recently completed and likely future parking lot expansion projects to 18 currently.

As described in Note 6, pursuant to our merger agreement with ILPT, upon consummation of the pending merger, the 22.0 million outstanding shares of our 6.125% Series C Preferred Stock will be extinguished and the holders of such shares will receive $25.00 in cash per share plus accrued and unpaid dividends to, but not including, the date the merger is completed.

In addition, in the absence of waivers or consents from holders of our indebtedness, which we, in consultation with ILPT, are currently seeking, the consummation of the merger with ILPT and resulting “change of control” is expected to result in a default or similar event under substantially all of our outstanding indebtedness, permitting the holders of such indebtedness to accelerate such indebtedness and demand immediate repayment at par, together with the applicable “make-whole” premium, if any, following the merger.

Consummation of the merger will also result in the vesting of unvested equity awards held by certain executive officers, directors and employees and the payment of amounts provided for under change of control or similar agreements or arrangements with certain executive officers, directors and employees. Information about amounts payable to our executive officers, directors and employees in connection with the merger is contained in the definitive proxy statement we filed with the SEC on December 21, 2021 in connection with the merger.

We and the members of our Board of Directors are defendants in several lawsuits filed by purported shareholders whereby they allege, among other things, that we and our directors violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by causing the filing of a proxy statement with the SEC relating to the proposed merger with ILPT that misstates or omits certain allegedly material information. We and the members of our Board of Directors are also defendants in a purported class action lawsuit filed by a purported shareholder that alleges, among other things, that the defendants violated fiduciary duties by misrepresenting or omitting allegedly material information in the proxy statement relating to the proposed merger with ILPT and seeks attorneys’ fees and expenses in connection with disclosures related to a previous merger agreement we had entered into with another party which was terminated after it failed to receive approval from our shareholders. We believe that the claims asserted in these lawsuits are without merit. We intend to vigorously defend against these actions. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the defense of the actions will be successful.

On November 4, 2021, we entered into a Release and Settlement Agreement with our former general counsel and Blackwells Capital LLC (“Blackwells”) resolving legal proceedings that we had commenced against our former general counsel and Blackwells in the Superior Court of New Jersey relating to, among other things, our former general counsel having been named as a nominee of Blackwells for election to our Board of Directors at our 2021 annual meeting, and also resolving our former general counsel’s counterclaim against us seeking indemnification and advancement of expenses. In connection with the settlement, the parties exchanged mutual releases, whereby, among other things, Blackwells agreed to release claims, including those it had previously demanded that we assert against the members of our Board for alleged breach of their legal duties relating to the Board’s rejection of an unsolicited acquisition offer that we received from Blackwells in December 2020 and subsequent actions taken by the Board in connection with its review of strategic alternatives in fiscal 2021. In addition, the parties agreed to mutual partial reimbursement of litigation expenses, with net reimbursement payment by us to Blackwells of $4 million, which was reflected in our income statement for the quarter ended September 30, 2021.

Simultaneous with the Release and Settlement Agreement, we and Blackwells entered into a Cooperation Agreement that, among other things, resolved a potential proxy contest to elect directors at our 2021 annual meeting of shareholders (the “2021 Annual Meeting”). Under the Cooperation Agreement, Blackwells also agreed, among other things, to withdraw its slate of proposed nominees and various shareholder proposals for consideration at the 2021 Annual Meeting and committed to vote all its shares of our common stock at each annual and special meeting of shareholders until December 31, 2029 in favor of all of the Board’s director nominees and in support of all Board-recommended proposals. Blackwells also agreed to comply with certain additional standstill, non-disparagement and affirmative solicitation commitments and terms through December 31, 2029. The Cooperation Agreement also provides for us to provide partial expense reimbursement to Blackwells of $3.85 million for certain of its documented, actual out-of-pocket third party professional fees and expenses, which reimbursement expense was reflected in our income statement for the quarter ended September 30, 2021.

From time to time, we may be subject to claims and litigation in the ordinary course of business. We do not believe that any such claim or litigation will have a material adverse effect on the Consolidated Balance Sheets or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to quarter end, on January 28, 2022, we purchased a newly constructed 530,000 square foot industrial building, situated on 53.5 acres, located in the Birmingham, AL MSA. The building is 100% net-leased to Mercedes Benz US International, Inc. for 10 years through November 2031. The property was acquired for a purchase price of $51.7 million. Annual rental revenue over the remaining term of the lease averages $3.3 million.

Subsequent to the quarter end, on January 28, 2022 we drew down $60.0 million from our New Term Loan, resulting in $115.0 million being currently available.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and are described under the above heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

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

Merger Agreement with Industrial Logistics Properties Trust

As previously announced, on November 5, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ILPT and Maple Delaware Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of ILPT (“Merger Sub”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth in the Merger Agreement, we would be acquired by ILPT in an all-cash transaction for $21.00 per common share, representing an aggregate equity value of approximately $2.1 billion. The Merger Agreement provides, among other things, that we will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity and as a wholly owned subsidiary of ILPT. Following the Merger, our common stock would no longer be traded on the New York Stock Exchange.

The Merger Agreement provides that each share of our common stock, par value $0.01 per share (“Common Stock”) outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of Common Stock owned by ILPT, Merger Sub or any wholly owned subsidiary of us or ILPT) will, at the Effective Time, be converted into the right to receive $21.00 in cash (the “Common Stock Merger Consideration”), without interest and subject to applicable withholding taxes. Pursuant to the Merger Agreement, as of the Effective Time, (i) each outstanding stock option issued pursuant to our equity incentive plan, whether vested or unvested, will be cancelled and the holder will be entitled to receive an amount in cash equal to the product of (A) the excess, if any, of the Common Stock Merger Consideration over the applicable exercise price of such option, multiplied by (B) the number of shares subject to such option, subject to applicable withholding taxes, and (ii) each unvested restricted stock award issued pursuant to our equity incentive plan that is outstanding immediately prior to the Effective Time will be cancelled and the holder will be entitled to receive the Common Stock Merger Consideration in respect of each underlying share of Common Stock, subject to applicable withholding taxes. Upon closing of the merger with ILPT, holders of our outstanding 6.125% Series C Preferred Stock will receive $25.00 in cash per share plus any accumulated and unpaid dividends to, but not including, the date the merger is completed. The Merger Agreement permits us to, and we plan to, continue to pay our regular quarterly common stock dividend and our Series C Preferred Stock dividend for each full quarterly dividend period completed prior to the closing of the transaction, in amounts not exceeding $0.18 per share for our common stock and equal to $0.3828125 per share for our 6.125% Series C Preferred Stock.

The obligation of the parties to complete the Merger is subject to customary closing conditions, including (i) the approval of the Merger by holders of at least two-thirds of our outstanding shares of Common Stock entitled to vote thereon (the “Company Stockholder Approval”), the special meeting of shareholders for which is scheduled to take place on February 17, 2022 (ii) the absence of any law, regulation, order or injunction of a court or governmental entity of competent jurisdiction making illegal or prohibiting the consummation of the Merger, (iii) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain qualifications), (iv) the other party’s performance in all material respects of its obligations under the Merger Agreement that are required to be performed prior to the closing of the Merger and (v) in the case of ILPT, the receipt of customary tax opinion from our tax counsel.

We have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to use our commercially reasonable efforts to conduct our business in all material respects in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger, and not to engage in specified types of transactions during this period, subject to certain exceptions and (ii) to convene a meeting of our shareholders for the purpose of obtaining the requisite approval of our common shareholders of the Merger. The Merger Agreement contains customary no-shop restrictions that limit our and our representatives’ ability to solicit alternative acquisition proposals from third parties, subject to customary “fiduciary out” provisions.

Our Merger Agreement with ILPT represents the culmination of the publicly announced comprehensive strategic alternatives review processes conducted during 2021 by our Board of Directors. Our Board re-initiated its strategic alternatives review process in September 2021 after a previous agreement for a stock-for-stock merger that we entered into with another party, following a strategic alternatives review process in the first half of calendar year 2021, did not receive the requisite approval of our shareholders and was terminated.

Overview and Recent Activity

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto provided elsewhere herein and our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

We operate as a real estate investment trust (REIT). We seek to invest in well-located, modern single-tenant industrial buildings leased primarily to investment-grade tenants or their subsidiaries on long-term net-leases. We were founded in 1968 and are one of the oldest public equity REITs in the world.

During the three months ended December 31, 2021, we purchased one new built-to-suit, net-leased, industrial property, located in the Birmingham, AL Metropolitan Statistical Area (MSA) with approximately 291,000 square feet, for $30.2 million. The building is 100% net-leased to FedEx Ground Package System, Inc. for 15 years through July 2036. Annual rental revenue over the remaining term of the lease averages $1.7 million. As of December 31, 2021, we owned 123 properties with total square footage of 25.2 million. These properties are located in 32 states. As of December 31, 2021, our weighted average lease term was 7.1 years, our occupancy rate was 99.7%, and our annualized average base rent per occupied square foot was $6.69. As of December 31, 2021, the weighted average building age, based on the square footage of our buildings, was 10.2 years. In addition, total gross real estate investments, excluding marketable REIT securities investments of $160.3 million, were $2.3 billion as of December 31, 2021.

Subsequent to quarter end, on January 28, 2022, we purchased a newly constructed 530,000 square foot industrial building, situated on 53.5 acres, located in the Birmingham, AL Metropolitan Statistical Area (MSA). The building is 100% net-leased to Mercedes Benz US International, Inc. for 10 years through November 2031. The property was acquired for a purchase price of $51.7 million. Annual rental revenue over the remaining term of the lease averages $3.3 million. With the addition of this new acquisition, we currently have 124 properties consisting of 25.7 million rentable square feet which are located in 32 states with a weighted average lease term of 7.2 years and an annualized average base rent per occupied square foot of $6.69.

See PART I, Item 1 – Business in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 for a more complete discussion of the economic and industry-wide factors relevant to us and the opportunities, challenges, and risks on which we are focused.

Our portfolio of modern, net-leased industrial properties continues to provide shareholders with reliable and predictable income streams. Our resilient occupancy rates and rent collection results highlight the mission-critical nature of our assets and underscore the essential need for our tenants’ operations. Furthermore, because our weighted average lease term is 7.1 years and our weighted average fixed rate mortgage debt maturity is 10.7 years, we expect our cash flow to remain resilient over long periods of time. Our overall occupancy rate has been over 99% throughout the COVID-19 Pandemic and is 99.7%. as of the quarter end. Our base rent collections remained strong, averaging 99.9% throughout the COVID-19 Pandemic and we expect future months to be consistent with this trend.

US industrial real estate market conditions are as strong as they have ever been with record high asking rents, a robust development pipeline, and an all-time high occupancy rate of 97%. Companies are leasing space at record levels to handle the large increase in ecommerce sales as well as the need for safety stock to counter supply chain disruptions. Construction costs are rising dramatically due to the long lead times for sourcing materials. The amount of new construction for US industrial real estate has been increasing for several years as more industrial space is needed to handle direct-to-consumer distribution. It is estimated that ecommerce sales require three times the amount of warehouse space relative to brick and mortar retail sales. These new buildings are often highly automated and have much larger truck courts and parking requirements. Because modern industrial buildings are built to handle both wholesale distribution as well as direct to consumer distribution, they are known as omni-channel facilities. The West coast ports are continuing to experience severe bottlenecks in processing imports and therefor, container traffic is being diverted towards the Gulf and East coast ports. The West coast ports are continuing to experience severe bottlenecks in processing imports and as a result much container traffic is being diverted towards the Gulf and East coast ports. Given our geographic footprint, this trend is a very favorable one for us.

We evaluate our financial performance using Net Operating Income (NOI) from property operations, which we believe is a useful indicator of our operating performance. NOI is a non-GAAP financial measure that we define as Net Income Attributable to Common Shareholders plus Preferred Dividend Expense, General and Administrative Expenses, Non-recurring Strategic Alternatives & Proxy Costs, Depreciation, Amortization of Capitalized Lease Costs and Intangible Assets, Interest Expense, including Amortization of Financing Costs, Unrealized Holding Gains Arising During the Periods, less Dividend Income and Lease Termination Income. The components of NOI are recurring Rental and Reimbursement Revenue, less Real Estate Taxes and Operating Expenses, such as insurance, utilities, and repairs and maintenance. Other REITs may use different methodologies to calculate NOI and, accordingly, our NOI may not be comparable to all other REITs.

The following is a reconciliation of our Net Income Attributable to Common Shareholders to our NOI for the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended
	12/31/2021	12/31/2020
Net Income Attributable to Common Shareholders	$11,417	$25,746
Plus: Preferred Dividend Expense	8,416	8,170
Plus: General & Administrative Expenses	2,442	2,272
Plus: Non-recurring Strategic Alternatives & Proxy Costs	12,274	-0-
Plus: Depreciation	13,728	12,078
Plus: Amortization of Capitalized Lease Costs and Intangible Assets	894	809
Plus: Interest Expense, including Amortization of Financing Costs	9,822	9,159
Less/Plus: Unrealized Holding Gains Arising During the Periods	(16,508)	(19,721)
Less: Dividend Income	(1,729)	(1,607)
Less: Lease Termination Income	-0-	(377)
Net Operating Income- NOI	$40,756	$36,529

The components of our NOI for the three months ended December 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	12/31/2021	12/31/2020
Rental Revenue	$40,999	$36,846
Reimbursement Revenue	7,475	6,737
Total Rental and Reimbursement Revenue	48,474	43,583
Real Estate Taxes	(5,956)	(5,318)
Operating Expenses	(1,762)	(1,736)
Net Operating Income- NOI	$40,756	$36,529

NOI from property operations increased $4.2 million, or 12%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. This increase was due to the acquisition of four new built-to-suit, net-leased, industrial properties, totaling approximately 1.6 million square feet purchased during fiscal 2021 and the acquisition of one new built-to-suit, net-leased, industrial property with approximately 291,000 square feet purchased during fiscal 2022.

Acquisitions

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

FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation is a publicly-listed company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

Subsequent to quarter end, on January 28, 2022, we purchased a newly constructed 530,000 square foot industrial building, situated on 53.5 acres, located in the Birmingham, AL MSA. The building is 100% net-leased to Mercedes Benz US International, Inc. for 10 years through November 2031. The property was acquired for a purchase price of $51.7 million. Annual rental revenue over the remaining term of the lease averages $3.3 million.

Expansions

During fiscal 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million, resulting in an initial increase in annual rent effective November 5, 2020 of approximately $340,000 from approximately $2.14 million, or $6.83 per square foot, to approximately $2.48 million, or $7.91 per square foot. Furthermore, annual rent increased by 2.1% on June 1, 2021 and was to continue to increase 2.1% every five years, resulting in an annualized rent of $2.56 million, or $8.15 per square foot, from November 5, 2020 through May 2031, the remaining term of the lease. During the three months ended December 31, 2021, we completed the second phase of this parking expansion project at this location for a total cost of $2.3 million, resulting in an initial increase in annual rent effective November 19, 2021 of approximately $185,000 from approximately $2.53 million, or $8.08 per square foot, to approximately $2.72 million, or $8.67 per square foot. In addition, the expansion resulted in a new 14.5 year lease which extended the prior lease expiration date from May 2031 to May 2036. Furthermore, annual rent will increase by 1.9% on June 1, 2026 resulting in an annualized rent of approximately $2.76 million, or $8.78 per square foot from November 19, 2021 through the remaining term of the lease.

During the three months ended December 31, 2021, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Wheeling, IL for a total cost of $1.0 million, resulting in an initial increase in annual rent effective October 28, 2021 of approximately $105,000 from approximately $1.27 million, or $10.34 per square foot, to approximately $1.38 million, or $11.19 per square foot. In addition, the expansion resulted in a new 9.8 year lease which extended the prior lease expiration date from May 2027 to August 2031.

During the three months ended December 31, 2021, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Sauget (St. Louis, MO), IL for a total cost of $3.8 million, resulting in an initial increase in annual rent effective November 10, 2021 of approximately $346,000 from approximately $1.04 million, or $5.21 per square foot, to approximately $1.38 million, or $6.95 per square foot. In addition, the expansion resulted in a new 13.8 year lease which extended the prior lease expiration date from May 2029 to August 2035. Furthermore, annual rent will increase by 3.7% on June 1, 2029 resulting in an annualized rent from November 10, 2021 through the remaining term of the lease of approximately $1.40 million, or $7.07 per square foot.

During the three months ended December 31, 2021, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Orion, MI for a total cost of $6.5 million, resulting in an initial increase in annual rent effective November 24, 2021 of approximately $651,000 from approximately $1.91 million, or $7.77 per square foot, to approximately $2.56 million, or $10.42 per square foot. In addition, the expansion resulted in a new 9.9 year lease which extended the prior lease expiration date from June 2023 to October 2031.

The four parking expansions completed this quarter, as described above, totaled $13.7 million and resulted in total increased rent of $1.3 million and a weighted average lease extension of 6.7 years.

Commitments

In addition to the property purchased subsequent to the quarter end, we have entered into agreements to purchase two, new build-to-suit, industrial buildings that are currently being developed in Georgia and Texas, totaling 563,000 square feet. Both of these future acquisitions have net-leased terms of 15 years. The total purchase price for these two properties is $78.8 million. Both of these properties are leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing both of these transactions during fiscal 2022. FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation is a publicly-listed company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

In addition to the four parking expansions completed this quarter, we have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway, which we expect to cost approximately $31.4 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at seven additional locations bringing the total recently completed and likely future parking lot expansion projects to 18 currently.

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

On a regular basis, we evaluate our assumptions, judgments and estimates. We believe that there have been no material changes to the items that we disclosed as our significant accounting policies and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for fiscal year ended September 30, 2021.

Changes in Results of Operations

As of December 31, 2021, we owned 123 properties with total square footage of 25.2 million, as compared to 121 properties with total square footage of 24.5 million, as of December 31, 2020, representing an increase in square footage of 2.7%. At quarter end, the Company’s weighted average lease term was approximately 7.1 years, as compared to 7.5 years at the end of the prior year period. Our occupancy rate has remained steady at 99.7% for the quarters ended December 31, 2021 and December 31, 2020. Our weighted average building age was 10.2 years as of December 31, 2021, as compared to 9.5 years as of December 31, 2020.

Fiscal 2022 Renewals

In fiscal 2022, approximately 5% of our gross leasable area, representing seven leases totaling 1.2 million square feet, are scheduled to expire. Three of these seven leases were renewed thus far, for a weighted average term of 6.7 years, at a rental rate decrease of 3.1% on a GAAP basis and at a rental rate decrease of 7.2% on a cash basis. These three lease renewals represent 277,113 square feet, or 24% of the square footage scheduled to expire in fiscal 2022.

We have incurred or we expect to incur leasing commission costs of $361,000 in connection with two of the three lease renewals and we have incurred or we expect to incur tenant improvement costs of $50,000 in connection with one of the lease renewals. The table below summarizes the terms of the three leases that were renewed. In addition, the table below includes both the tenant improvement costs and the leasing commission costs, which are presented on a per square foot (PSF) basis averaged annually over the renewal terms.

Property	Tenant	Square Feet	Former U.S. GAAP Straight- Line Rent PSF	Former Cash Rent PSF	Former Lease Expiration	Renewal U.S GAAP Straight- Line Rent PSF	Renewal Initial Cash Rent PSF	Renewal Lease Expiration	Renewal Term (years)	Tenant Improvement Cost PSF over Renewal Term (1)	Leasing Commission Cost PSF over Renewal Term (1)

Houston, TX	National Oilwell Varco	91,925	$8.26	$8.44	9/30/22	$8.88	$8.44	9/30/29	7.0	$-0-	$0.34
Burr Ridge, IL	Sherwin-Williams	12,500	12.80	12.94	10/31/21	12.99	12.94	10/31/26	5.0	0.80	-0-
Livonia, MI	FedEx Ground	172,688	6.91	6.91	3/31/22	6.17	6.03	10/31/28	6.6	-0-	0.12
	Total	277,113

Weighted Average			$7.62	$7.69		$7.38	$7.14		6.7	$0.03	$0.20

(1)	Amount calculated based on the total cost divided by the square feet, divided by the renewal term.

Our 105,000 square foot facility located in Cheektowaga (Buffalo), NY was leased to Sonwil Distribution Center, Inc. through January 31, 2022. This tenant informed us that they will not be renewing their lease. We recently entered into a new seven-year lease agreement for this facility with UPS which became effective February 1, 2022 through January 31, 2029. The lease with UPS provides for initial annual rent of $683,000, representing $6.50 per square foot with 2.0% annual increases thereafter, resulting in a U.S. GAAP straight-line annualized rent of $725,000, representing $6.91 per square foot over the life of the lease. This compares to the former U.S. GAAP straight-line rent and former cash rent of $6.00 per square foot, resulting in an increase in the average lease rate of 15.0% on a U.S. GAAP straight-line basis and an increase of 8.3% on a cash basis.

The lease to UPS, along with the three lease renewals in the table above, results in a weighted average lease term of 6.7 years, at a rental rate increase of 1.0% on a GAAP basis and a decrease of 3.7% on a cash basis. These four leases represent 382,000 square feet, or 33% of the expiring square footage for fiscal 2022.

Also not included in the table above is our 185,000 square foot facility located in Granite City (St. Louis, MO), IL that was leased to Anheuser-Busch through November 30, 2021. Anheuser-Busch renewed for only four months, until March 31, 2022, after which it is expected that they will be moving out. The four-month extension provides for rent at an annualized rate of 150% of its former rent, resulting in an annualized rent of $1.3 million, representing $7.04 per square foot. This compares to the former U.S. GAAP straight-line rent of $4.36 and former cash rent of $4.70 per square foot.

Our 368,000 square foot facility located in Streetsboro (Cleveland), OH was leased to Best Buy Warehousing Logistics, Inc. through January 31, 2022. This tenant informed us that they will not be renewing their lease and we are in discussions with several prospective tenants for this space.

Rental Revenue increased $4.2 million, or 11%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. This increase was due to the acquisition of one new built-to-suit, net-leased, industrial property located in the Birmingham, AL MSA with approximately 291,000 square feet during the three months ended December 31, 2021 and the fiscal 2021 acquisitions of four new built-to-suit, net-leased, industrial properties, located in the Columbus, OH, Atlanta, GA, Burlington, VT and Knoxville, TN MSAs totaling approximately 1.6 million square feet.

Our single-tenant properties are subject to net-leases, which require the tenants to reimburse us for the cost of Real Estate Taxes as well as certain Operating Expenses such as insurance and the majority of repairs and maintenance. Reimbursement Revenue increased $738,000, or 11%, Real Estate Tax Expense increased $638,000, or 12%, and Operating Expenses increased $26,000, or 1% for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. Reimbursement Revenue as a percentage of Real Estate Taxes and Operating Expenses for the three months ended December 31, 2021 was 97% compared to 95% for the three months ended December 31, 2020.

General and Administrative Expenses increased $170,000, or 7%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. General and Administrative Expenses, as a percentage of gross revenue (which includes Rental Revenue, Reimbursement Revenue and Dividend Income) was 4.9% for the three months ended December 31, 2021 as compared to 5.0% for the three months ended December 31, 2020. Annualized General and Administrative Expenses, as a percentage of undepreciated assets (which is our total assets excluding accumulated depreciation) was 38 basis points for the three months ended December 31, 2021 as compared to 37 basis points for the three months ended December 31, 2020.

During the three months ended December 31, 2021, we incurred Non-recurring Strategic Alternatives & Proxy Costs of $12.3 million related to the evaluation of strategic alternatives approved by our Board of Directors and the related proxy process.

Depreciation increased $1.7 million, or 14%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. Amortization of Capitalized Lease Costs and Intangible Assets increased $85,000, or 11%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. This increase was primarily due to the acquisition of one industrial property purchased during the first three months of fiscal 2022 and four industrial properties purchased during fiscal 2021. In addition, the increases in depreciation and amortization expenses were also the result of the expansions, capital improvements and leasing costs incurred over the last four quarters.

The recognition of Unrealized Holding Gains (Losses) Arising During the Periods is due to the adoption of ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” whereby the changes in net unrealized holding gains and losses are recognized through net income. Therefore, the implementation of this accounting rule has resulted in increased volatility in our reported earnings and some of our key performance metrics. Net Unrealized Holding Gains arising during the three months ended December 31, 2021 and 2020 were $16.5 million and $19.7 million, respectively.

We recognized dividend income on our investments in securities of $1.7 million and $1.6 million for the three months ended December 31, 2021 and 2020, respectively, representing a $122,000 increase. The REIT securities portfolio’s weighted average yield for the three months ended December 31, 2021 was approximately 4.6% as compared to 5.0% for the three months ended December 31, 2020. We held $160.3 million in marketable REIT securities as of December 31, 2021, representing 6.2% of our undepreciated assets.

Interest Expense, including Amortization of Financing Costs, increased by $663,000, or 7%, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The increase in Interest Expense, including Amortization of Financing Costs, was mostly due to an increase in Loans Payable of $225.0 million partially offset with a decrease in our Fixed Rate Mortgages Notes Payable, Net of Unamortized Debt Issuance Costs of $79.5 million.

Changes in Financial Condition

We generated Net Cash from Operating Activities of $8.4 million and $29.7 million for the three months ended December 31, 2021 and 2020, respectively.

Real Estate Investments increased by $24.6 million from September 30, 2021 to December 31, 2021. This increase was mainly due to the purchase of one net-leased industrial property, located in the Birmingham, AL MSA, totaling approximately 291,000 square feet, for $30.2 million. The increase was partially offset by Depreciation Expense on Real Estate Investments for the three months ended December 31, 2021 of $13.7 million.

Securities Available for Sale increased by $16.8 million from September 30, 2021 to December 31, 2021. The increase was primarily due to net Unrealized Holding Gains of $16.5 million for the three months ended December 31, 2021.

Fixed Rate Mortgage Notes Payable, net of Unamortized Debt Issuance Costs (Mortgage Notes Payable), decreased by $23.5 million from September 30, 2021 to December 31, 2021. The decrease was mainly due to scheduled payments of principal of $16.4 million. Additionally, on November 1, 2021, we fully repaid $7.3 million mortgage loan for our property located in Streetsboro (Cleveland), OH. The loan had an interest rate of 5.5%.

Excluding Debt Issuance Costs, the weighted average interest rate on the Fixed Rate Mortgage Notes Payable decreased by 3 basis points from the prior year quarter, from 3.88% at December 31, 2020 to 3.85% at December 31, 2021.

We are scheduled to repay a total of $74.5 million in mortgage principal payments over the next 12 months. We may make these principal payments from funds generated from operations, draws on our unsecured line of credit facility and term loan, cash on hand, sales of marketable securities, other bank borrowings, proceeds from the DRIP, proceeds from the sale of common stock in a possible future at-the-market public offering and proceeds from private placements and other public offerings of additional common or preferred stock or other securities.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities was $8.4 million and $29.7 million for the three months ended December 31, 2021 and 2020, respectively. Dividends paid on common stock for the three months ended December 31, 2021 and 2020 were $17.7 million and $16.7 million, respectively (of which $-0- and $1.0 million, respectively, were reinvested). We pay dividends from cash generated from operations.

As of December 31, 2021, we held $160.3 million in marketable REIT securities, representing 6.2% of our undepreciated assets, which we define as total assets excluding accumulated depreciation. Total assets excluding accumulated depreciation were $2.6 billion as of December 31, 2021. In general, we may borrow up to 50% of the value of the marketable securities. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of December 31, 2021. At December 31, 2021, there was no amount drawn down under the margin loan. As of December 31, 2021, we had net Unrealized Holding Losses on our portfolio of $60.1 million as compared to net Unrealized Holding Losses of $76.6 million as of September 30, 2021, representing net Unrealized Holding Gains of $16.5 million for the three months ended December 31, 2021. There have been no open market purchases or sales of securities during the three months ended December 31, 2021. We recognized dividend income on our investments in securities of $1.7 million for the three months ended December 31, 2021.

On December 15, 2021, we entered into a New Term Loan Agreement (the “New Term Loan”), that provides for a $175.0 million, unsecured, delayed-draw term loan facility. The interest rate for borrowings under the New Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or (ii) bear interest at the Federal Reserve Board’s Prime Rate plus 30 basis points to 100 basis points, depending on our leverage ratio. The New Term Loan matures on June 15, 2022 with two options to extend for additional three-month periods. Availability under the New Term Loan is limited to 60% of the value of the unencumbered real estate properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the New Term Loan the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties is 6.25%. Currently, our borrowings bear interest at LIBOR plus 140 basis points, which results in an interest rate of 1.51%. As of the quarter end, we did not have any amounts drawn down under our New Term Loan. Subsequent to the quarter end, on January 28, 2022 we drew down $60.0 million, resulting in $115.0 million being currently available.

Our existing line of credit facility (the “Facility”), entered into on November 15, 2019, consists of a $225.0 million unsecured line of credit facility (the “Revolver”) and a $75.0 million unsecured term loan (the “Term Loan”), resulting in the total potential availability under both the Revolver and the Term Loan of $300.0 million. In addition, the Revolver includes an accordion feature that will allow the total potential availability under the Facility to further increase to $400.0 million, under certain conditions. The $225.0 million Revolver matures in January 2024 with two options to extend for additional six-month periods. Availability under the Facility is limited to 60% of the value of the borrowing base properties. The value of the borrowing base properties is determined by applying a capitalization rate to the NOI generated by our unencumbered, wholly-owned industrial properties. Under the Facility the capitalization rate applied to our NOI generated by our unencumbered, wholly-owned industrial properties is 6.25%. In addition, borrowings under the Revolver will, at our election, either i) bear interest at LIBOR plus 135 basis points to 205 basis points, depending on our leverage ratio, or ii) bear interest at Bank of Montreal’s (BMO) prime lending rate plus 35 basis points to 105 basis points, depending on our leverage ratio. Currently, our borrowings bear interest under the Revolver at LIBOR plus 145 basis points, which results in an interest rate of 1.54%. As of the quarter end and currently, we have the full $225.0 million drawn down under our Revolver. The $75.0 million Term Loan matures January 2025. The borrowings under the Term Loan will at our election, either i) bear interest at LIBOR plus 130 basis points to 200 basis points, depending on our leverage ratio, or ii) bear interest at BMO’s prime lending rate plus 30 basis points to 100 basis points, depending on our leverage ratio. To reduce floating interest rate exposure under the Term Loan, we also entered into an interest rate swap agreement to fix LIBOR on the entire $75.0 million for the full duration of the Term Loan resulting in an all-in rate of 2.92%.

From time to time we may use a margin loan for temporary funding of acquisitions and for working capital purposes. This loan is due on demand and is collateralized by our securities portfolio. We must maintain a coverage ratio of approximately 50%. The interest rate charged on the margin loan is the bank’s margin rate and was 0.75% as of December 31, 2021 and 2020. At December 31, 2021 and 2020, there were no amounts drawn down under the margin loan.

In the absence of waivers or consents from holders of our indebtedness, which we, in consultation with ILPT, are currently seeking, the consummation of our merger with ILPT and resulting “change of control” is expected to result in a default or similar event under substantially all of our outstanding indebtedness, permitting the holders of such indebtedness to accelerate such indebtedness and demand immediate repayment at par, together with the applicable ‘make-whole’ premium, if any, following the merger.

As of December 31, 2021, we owned 123 properties, of which 59 carried mortgage loans with outstanding principal balances totaling $815.9 million. The 64 unencumbered properties could be refinanced to raise additional funds, although covenants in our New Facility limit the amount of unencumbered properties that can be mortgaged. As of December 31, 2021, Loans Payable represented $225.0 million drawn down on our Revolver and $75.0 million outstanding under our Term Loan.

As of December 31, 2021, we had total assets of $2.2 billion and liabilities of $1.1 billion. Our net debt (net of unamortized debt issuance costs and net of cash and cash equivalents) to total market capitalization as of December 31, 2021 was approximately 29% and our net debt, less marketable securities (net of unamortized debt issuance costs, net of cash and cash equivalents and net of marketable securities) to total market capitalization as of December 31, 2021 was approximately 25%. Our debt consists of 73% amortizing fixed rate debt with a weighted average interest rate of 3.85% and a weighted average loan maturity of 10.7 years. We believe that we have the ability to meet our obligations and to generate funds for new investments.

As previously announced, on November 5, 2021, we entered into a definitive merger agreement with ILPT, under which, on the terms and subject to the conditions set forth in the merger agreement, ILPT will acquire us in an all-cash transaction, with our common shareholders receiving $21.00 in cash per share upon the consummation of the transaction. ILPT’s acquisition of us is subject to obtaining the requisite approval of our common shareholders, the special meeting of shareholders for which is scheduled to take place on February 17, 2022, and the satisfaction of other customary closing conditions. Upon closing of the merger with ILPT, holders of our outstanding 6.125% Series C Preferred Stock will receive $25.00 in cash per share plus accumulated and unpaid dividends to, but not including, the date the merger is completed. As permitted by the Merger Agreement, we plan to continue to pay our regular quarterly common stock dividend and our 6.125% Series C Preferred Stock dividend for each full quarterly dividend period completed prior to the closing of the transaction, in amounts not exceeding $0.18 per share for our common stock and equal to $0.3828125 per share for our 6.125% Series C Preferred Stock. This transaction with ILPT represents the culmination of the publicly announced comprehensive strategic alternatives review processes conducted by our Board of Directors during fiscal 2021. Our Board re-initiated its strategic alternatives review process in September 2021 after a previous agreement for a stock-for-stock merger that we entered into with another party, following a strategic alternatives review process in the first half of calendar year 2021, did not receive the requisite approval of our shareholders.

As of December 31, 2021, 22.0 million shares of our 6.125% Series C Preferred Stock were outstanding.

During the three months ended December 31, 2021, we paid $17.7 million in total cash dividends, or $0.18 per share to common shareholders.

On January 14, 2021, our Board of Directors approved a 5.9% increase in our quarterly common stock dividend, raising it to $0.18 per share from $0.17 per share representing an annualized dividend rate of $0.72 per share. This increase was the third dividend increase in six years, representing a total increase of 20%. We have maintained or increased our common stock cash dividend for 31 consecutive years. We are one of the few REITs that maintained our dividend throughout the Global Financial Crisis.

During the three months ended December 31, 2021, we paid $8.4 million in Preferred Dividends, or $0.3828125 per share, on our outstanding 6.125% Series C Preferred Stock for the period September 1, 2021 through November 30, 2021. As of December 31, 2021, we had accrued Preferred Dividends of $2.8 million covering the period December 1, 2021 to December 31, 2021. Dividends on the 6.125% Series C Preferred Stock are cumulative and payable quarterly at an annual rate of $1.53125 per share.

We have used a variety of sources to fund our cash needs in addition to cash generated from operations. In the past, we considered selling marketable securities from our investment portfolio, borrowing on our unsecured line of credit facility, term loan or securities margin loans, finance or refinance debt, or raising capital through registered direct placements and public offerings of common and preferred stock.

We have a concentration of properties leased to FedEx Corporation (FDX) and FDX subsidiaries, consisting of 66 separate stand-alone leases covering 11.9 million square feet as of December 31, 2021 and 63 separate stand-alone leases covering 11.2 million square feet as of December 31, 2020. FDX is experiencing record demand due to the continued strong growth in ecommerce. Additionally, in periods of unprecedented turbulence, the services of FedEx are essential in keeping supply chains moving and in delivering critically needed supplies throughout the world. As of December 31, 2021, the 66 separate stand-alone leases we have with FDX and FDX subsidiaries are located in 27 different states and have a weighted average lease maturity of 8.1 years. The percentage of FDX and its subsidiaries leased square footage to the total of our rental space was 47% (4% to FDX and 43% to FDX subsidiaries) as of December 31, 2021 and 46% (5% to FDX and 41% to FDX subsidiaries) as of December 31, 2020.

As of December 31, 2021, the only tenants, other than FDX and its subsidiaries, that leased 5% or more of our total square footage were subsidiaries of Amazon.com, Inc (Amazon), which consists of five separate stand-alone leases for properties located in four different states, containing 1.5 million total square feet, comprising 6% of our total leasable square feet. None of our properties are subject to a master lease or any cross-collateralization agreements.

Annualized Rental and Reimbursement Revenue from FDX and its subsidiaries is estimated to be approximately 57% (4% to FDX and 53% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2022, and was 57% (5% to FDX and 52% to FDX subsidiaries) of total Rental and Reimbursement Revenue for fiscal 2021. The only tenants, other than FDX and its subsidiaries, that we estimate will comprise 5% or more of our total Rental and Reimbursement Revenue for fiscal 2022 are subsidiaries of Amazon, which is estimated to be 6% of our Annualized Rental and Reimbursement Revenue for fiscal 2022 and was 6% for of our Annualized Rental and Reimbursement Revenue for fiscal 2021.

FDX and Amazon are publicly-listed companies and financial information related to these entities are available at the SEC’s website, www.sec.gov. FDX and Amazon are rated “BBB” and “AA-”, respectively by S&P Global Ratings (www.standardandpoors.com) and are rated “Baa2” and “A2”, respectively by Moody’s (www.moodys.com), which are both considered “Investment Grade” ratings.

During fiscal 2021, we completed the first phase of a two-phase parking expansion project for FedEx Ground Package System, Inc. at our property located in Olathe (Kansas City), KS. The first phase of this parking expansion project was completed for a total cost of $3.4 million, resulting in an initial increase in annual rent effective November 5, 2020 of approximately $340,000 from approximately $2.14 million, or $6.83 per square foot, to approximately $2.48 million, or $7.91 per square foot. Furthermore, annual rent increased by 2.1% on June 1, 2021 and was to continue to increase 2.1% every five years, resulting in an annualized rent of $2.56 million, or $8.15 per square foot, from November 5, 2020 through May 2031, the remaining term of the lease. During the three months ended December 31, 2021, we completed the second phase of this parking expansion project at this location for a total cost of $2.3 million, resulting in an initial increase in annual rent effective November 19, 2021 of approximately $185,000 from approximately $2.53 million, or $8.08 per square foot, to approximately $2.72 million, or $8.67 per square foot. In addition, the expansion resulted in a new 14.5 year lease which extended the prior lease expiration date from May 2031 to May 2036. Furthermore, annual rent will increase by 1.9% on June 1, 2026 resulting in an annualized rent of approximately $2.76 million, or $8.78 per square foot from November 19, 2021 through the remaining term of the lease.

During the three months ended December 31, 2021, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Wheeling, IL for a total cost of $1.0 million, resulting in an initial increase in annual rent effective October 28, 2021 of approximately $105,000 from approximately $1.27 million, or $10.34 per square foot, to approximately $1.38 million, or $11.19 per square foot. In addition, the expansion resulted in a new 9.8 year lease which extended the prior lease expiration date from May 2027 to August 2031.

During the three months ended December 31, 2021, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Sauget (St. Louis, MO), IL for a total cost of $3.8 million, resulting in an initial increase in annual rent effective November 10, 2021 of approximately $346,000 from approximately $1.04 million, or $5.21 per square foot, to approximately $1.38 million, or $6.95 per square foot. In addition, the expansion resulted in a new 13.8 year lease which extended the prior lease expiration date from May 2029 to August 2035. Furthermore, annual rent will increase by 3.7% on June 1, 2029 resulting in an annualized rent from November 10, 2021 through the remaining term of the lease of approximately $1.40 million, or $7.07 per square foot.

During the three months ended December 31, 2021, we completed a parking expansion project for FedEx Ground Package System, Inc. at our property located in Orion, MI for a total cost of $6.5 million, resulting in an initial increase in annual rent effective November 24, 2021 of approximately $651,000 from approximately $1.91 million, or $7.77 per square foot, to approximately $2.56 million, or $10.42 per square foot. In addition, the expansion resulted in a new 9.9 year lease which extended the prior lease expiration date from June 2023 to October 2031.

The four parking expansions completed this quarter, as described above, totaled $13.7 million and resulted in total increased rent of $1.3 million and a weighted average lease extension of 6.7 years. In addition to these four parking expansions completed this quarter, we have several FedEx Ground parking expansion projects in progress with more under discussion. Currently there are six parking expansion projects underway, which we expect to cost approximately $31.4 million. These parking expansion projects will enable us to capture additional rent while lengthening the terms of these leases. We are also in discussions to expand the parking at seven additional locations bringing the total recently completed and likely future parking lot expansion projects to 18 currently.

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

In addition to the property purchased subsequent to the quarter end, we have entered into agreements to purchase two, new build-to-suit, industrial buildings that are currently being developed in Georgia and Texas, totaling 563,000 square feet. Both of these future acquisitions have net-leased terms of 15 years. The total purchase price for these two properties is $78.8 million. Both of these properties are leased to FedEx Ground Package System, Inc. Subject to satisfactory due diligence and other customary closing conditions and requirements, we anticipate closing both of these transactions during fiscal 2022. FedEx Ground Package System, Inc.’s ultimate parent, FedEx Corporation is a publicly-listed company and financial information related to this entity is available at the SEC’s website, www.sec.gov. The references in this report to the SEC’s website are not intended to and do not include, or incorporate by reference into this report, the information on the www.sec.gov website.

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

Funds From Operations and Adjusted Funds From Operations

We assess and measure our overall operating results based upon an industry performance measure referred to as Funds From Operations (FFO), which we believe is a useful indicator of our operating performance. FFO is used by industry analysts and investors as a supplemental operating performance measure of a REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (Nareit), represents net income attributable to common shareholders, as defined by accounting principles generally accepted in the United States of America (U.S. GAAP), excluding gains or losses from sales of previously depreciated real estate assets, impairment charges related to depreciable real estate assets and certain non-cash items such as real estate asset depreciation and amortization. Included in the Nareit FFO White Paper - 2018 Restatement, is an option pertaining to assets incidental to our main business in the calculation of Nareit FFO to make an election to include or exclude mark-to-market changes in the value recognized on these marketable equity securities. In conjunction with the adoption of the FFO White Paper - 2018 Restatement, for all periods presented, we have elected to exclude unrealized gains and losses from our investments in marketable equity securities from our FFO calculation. Nareit created FFO as a non-GAAP supplemental measure of REIT operating performance. Our calculation of Adjusted Funds From Operations (AFFO) differs from Nareit’s definition of FFO because we exclude certain items that we view as nonrecurring or impacting comparability from period to period. We define AFFO as FFO, excluding stock based compensation expense, depreciation of corporate office tenant improvements, amortization of deferred financing costs, lease termination income, non-recurring strategic alternatives & proxy costs, effect of non-cash U.S. GAAP straight-line rent adjustments and subtracting recurring capital expenditures. We define recurring capital expenditures as all capital expenditures that are recurring in nature, excluding capital expenditures related to expansions at our current locations or capital expenditures that are incurred in conjunction with obtaining a new lease or a lease renewal. We believe that, as widely recognized measures of performance used by other REITs, FFO and AFFO may be considered by investors as supplemental measures to compare our operating performance to those of other REITs. FFO and AFFO exclude historical cost depreciation as an expense and may facilitate the comparison of REITs which have a different cost basis. However, other REITs may use different methodologies to calculate FFO and AFFO and, accordingly, our FFO and AFFO may not be comparable to all other REITs. The items excluded from FFO and AFFO are significant components in understanding our financial performance.

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

The following is a reconciliation of our U.S. GAAP Net Income Attributable to Common Shareholders to our FFO and AFFO for the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended
	12/31/2021	12/31/2020
Net Income Attributable to Common Shareholders	$11,417	$25,746
Plus: Depreciation Expense (excluding Corporate Office Capitalized Costs)	13,671	12,020
Plus: Amortization of Intangible Assets	603	532
Plus: Amortization of Capitalized Lease Costs	308	303
Less: Unrealized Holding Gains Arising During the Periods	(16,508)	(19,721)
FFO Attributable to Common Shareholders (1)	9,491	18,880
Plus: Depreciation of Corporate Office Capitalized Costs	57	57
Plus: Stock Compensation Expense	94	57
Plus: Amortization of Financing Costs	428	331
Plus: Non-recurring Strategic Alternatives & Proxy Costs	12,274	-0-
Less: Lease Termination Income	-0-	(377)
Less: Recurring Capital Expenditures	(84)	(160)
Less: Effect of Non-cash U.S. GAAP Straight-line Rent Adjustment	(617)	(618)
AFFO Attributable to Common Shareholders	$21,643	$18,170

(1)	FFO Attributable to Common Shareholders for the three months ended December 31, 2021 includes Non-recurring Strategic Alternatives & Proxy Costs of $12.3 million. FFO Attributable to Common Shareholders for the three months ended December 31, 2021 excluding these Non-recurring Strategic Alternatives & Proxy Costs is $21.8 million.

The following are the Cash Flows provided (used) by Operating, Investing and Financing Activities for the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended
	12/31/2021	12/31/2020

Operating Activities	$8,393	$29,692
Investing Activities	(38,112)	(166,774)
Financing Activities	(1,186)	142,845

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to December 31, 2021 (the date of this Quarterly Report on Form 10-Q).

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal controls over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.

Legal Proceedings.

Litigation Relating to our Merger Agreement with Industrial Logistics Properties Trust (“ILPT”)

We and the members of our Board of Directors are defendants in several lawsuits filed by purported shareholders whereby they allege, among other things, that we and our directors violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by causing the filing of a proxy statement with the SEC relating to the proposed merger with ILPT that misstates or omits certain allegedly material information. We and the members of our Board of Directors are also defendants in a purported class action lawsuit filed by a purported shareholder that alleges, among other things, that the defendants violated fiduciary duties by misrepresenting or omitting allegedly material information in the proxy statement relating to the proposed merger with ILPT and seeks attorneys’ fees and expenses in connection with disclosures related to a previous merger agreement we had entered into with another party which was terminated after it failed to receive approval from our shareholders. We believe that the claims asserted in these lawsuits are without merit. We intend to vigorously defend against these actions. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the defense of the actions will be successful.

Former Litigation with Blackwells Capital and our former general counsel

On November 4, 2021, we entered into a Release and Settlement Agreement with our former general counsel and Blackwells Capital LLC (“Blackwells”) resolving legal proceedings that we had commenced against our former general counsel and Blackwells in the Superior Court of New Jersey relating to, among other things, our former general counsel having been named as a nominee of Blackwells for election to our Board of Directors at our 2021 annual meeting, and also resolving our former general counsel’s counterclaim against us seeking indemnification and advancement of expenses. In connection with the settlement, the parties exchanged mutual releases, whereby, among other things, Blackwells agreed to release claims, including those it had previously demanded that we assert against the members of our Board for alleged breach of their legal duties relating to the Board’s rejection of an unsolicited acquisition offer that we received from Blackwells in December 2020 and subsequent actions taken by the Board in connection with its review of strategic alternatives in fiscal 2021. In addition, the parties agreed to mutual partial reimbursement of litigation expenses, with net reimbursement payment by us to Blackwells of $4 million, which was reflected in our income statement for the quarter ended September 30, 2021.

Simultaneous with the Release and Settlement Agreement, we and Blackwells entered into a Cooperation Agreement that, among other things, resolved a potential proxy contest to elect directors at the 2021 Annual Meeting. Under the Cooperation Agreement, Blackwells also agreed, among other things, to withdraw its slate of proposed nominees and various shareholder proposals for consideration at the 2021 Annual Meeting and committed to vote all its shares of our common stock at each annual and special meeting of shareholders until December 31, 2029 in favor of all of the Board’s director nominees and in support of all Board-recommended proposals. Blackwells also agreed to comply with certain additional standstill, non-disparagement and affirmative solicitation commitments and terms through December 31, 2029. The Cooperation Agreement also provides for us to provide partial expense reimbursement to Blackwells of $3.85 million for certain of its documented, actual out-of-pocket third party professional fees and expenses, which reimbursement expense was reflected in our income statement for the quarter ended September 30, 2021.

Item 1A.

Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “10-K”) which could materially affect the Company’s business, financial condition or future results. The risks described in the 10-K and the 10-Qs are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. - None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. – None

Item 5.	Other Information. - None

Item 6.	Exhibits

2.1

Agreement and Plan of Merger, dated as of November 5, 2021, by and among Monmouth Real Estate Investment Corporation, Industrial Logistics Properties Trust, and Maple Delaware Merger Sub LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Monmouth Real Estate Investment Corporation, filed with the SEC on November 8, 2021)*

* Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Monmouth hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that Monmouth may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.

31.1	Certification of Michael P. Landy, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

31.2	Certification of Kevin S. Miller, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Landy, President and Chief Executive Officer, and Kevin S. Miller, Chief Financial Officer (Furnished herewith).

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONMOUTH REAL ESTATE
INVESTMENT CORPORATION

Date:	February 4, 2022	By:	/s/ Michael P. Landy
Michael P. Landy, President and Chief Executive Officer,
its principal executive officer

Date:	February 4, 2022	By:	/s/ Kevin S. Miller
Kevin S. Miller, Chief Financial Officer, its principal
financial officer and principal accounting officer

